Form 10-Q
period 1997-06-30
AMERICAN PUBLIC HOLDINGS INC
filed 1997-08-14
CIK 1037559

AMERICAN PUBLIC HOLDINGS, INC.

                                            SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C.  20459

                                                         FORM 10-Q


                      Quarterly Report Under Section 13 or 15 (d) of the
                                Securities Exchange Act of 1934

For the quarter ended June 30, 1997              Commission File Number 0-22479

                               AMERICAN PUBLIC HOLDINGS, INC.
                      (Exact name of registrant as specified in its charter)

                     Mississippi                         64-0874171
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation of organization)            Identification No.)

                   Registrant's telephone number:  (601) 936-6600 ext. 201

                                      No Change
                  Former name, former address and former fiscal year,
                             if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes   X       No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at July 31, 1997

Common stock (no par value)                        53,069 shares

                                       PART I:  FINANCIAL INFORMATION

                                        Item 1 - Financial Statements




Consolidated Balance Sheets
 June 30, 1997 and December 31, 1996

Consolidated Statements of Operations
 Three Months Ended June 30, 1997 and 1996
 Six Months Ended June 30, 1997 and 1996

Changes in Stockholders' Equity
 Twelve Months Ended December 31, 1996
 Six Months Ended June 30, 1997

Consolidated Statements of Cash Flows
 Six Months Ended June 30, 1997 and 1996

Notes To Consolidated Financial Statements



American Public Holdings, Inc.
Consolidated Balance Sheets
As of June 30, 1997 and December 31, 1996

                                                                          June 30,             December 31,
                                                                            1997                   1996
                                                                           ------                 ------

ASSETS
Investments:
    Securities:
             Available for sale                                         $33,205,530            $32,720,388
    Mortgage loans                                                        1,032,006              1,075,268
    Investment real estate, net                                             754,620                781,542
    Policy loans                                                          1,527,704              1,600,398
                                                                         ----------             ----------

            Total investments                                            36,519,860             36,177,596

OTHER ASSETS:
    Cash and cash equivalents                                               480,028                602,470
    Accrued investment income                                               441,470                424,805
    Accounts and notes receivable net of allowance
             for uncollectible accounts of $42,000 (1997)
             and $46,000 (1996)                                             422,936                512,906
    Deferred policy acquisition costs                                    10,742,450             11,317,490
    Property and equipment - net                                          2,236,854              2,205,019
    Real Estate acquired in satisfaction of debt                            529,477                583,393
    Deferred income tax asset                                               417,576                357,272
    Other                                                                     3,228                  3,659
                                                                         ----------             ----------

TOTAL ASSETS                                                            $51,793,879            $52,184,610
                                                                         ==========             ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
    Future policy benefits                                              $33,242,533            $32,918,172
    Unpaid claims                                                           985,917                856,085
    Unearned premiums                                                       791,189                879,437
    Policyholders' dividend accumulations                                   401,085                396,952
    Accounts payable and other liabilities                                  751,074                997,376
                                                                         ----------             ----------

             Total liabilities                                           36,171,798             36,048,022

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
    Preferred stock, $1 par value, authorized
             25,000,000 shares
    Common stock, $1 stated value, authorized
             50,000,000 shares, issued 52,844 shares                         52,844                 57,250
    Additional paid-in capital                                            2,589,356              2,232,750









    Unrealized gain (loss) on available for
             sale securities, net of deferred tax
             expense of ($53,572) for 1997 and
             ($62,852) for 1996                                             214,288                251,408
    Retained earnings                                                    12,765,593             14,609,589
                                                                         ----------             ----------
                                                                         15,622,081             17,150,997

    Less cost of treasury stock - 4,406 shares
             (1996)                                                               0            (1,014,409)
                                                                          ----------            ----------

             Total stockholders' equity                                  15,622,081             16,136,588
                                                                         ----------             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $51,793,879            $52,184,610
                                                                         ==========             ==========

See notes to consolidated financial statements.




American Public Holdings, Inc.
Consolidated Statements of Operations
For Six Months Ended June 30, 1997 and 1996


                                                Three Months Ended                  Six Months Ended
                                                     June 30,                           June 30,
                                                1997        1996                      1997      1996
                                          -----------------------------        -----------------------------
REVENUE:
    Premiums                              $6,662,056         $6,517,187        $13,412,847       $12,978,904
    Net investment income                    667,412            560,406          1,302,114         1,136,620
    Realized investment
      gains (losses)                        (14,804)                678           (27,325)             1,654
    Other income                               7,425              7,997             24,862            13,466
                                           ---------          ---------          ---------         ---------

                                           7,322,089          7,086,268         14,712,498        14,130,644

BENEFITS AND EXPENSES:
    Benefits and claims                    5,123,314          4,383,094          9,920,681         8,622,347
    Commissions expense                      559,470            612,230          1,123,759         1,209,145
    Salaries and benefits                    560,396            579,018          1,195,297         1,183,241
    Amortization of
      deferred policy
      acquisition costs                      719,548            746,975          1,604,389         1,644,238
    Insurance taxes,
      licenses and fees                      309,579            205,796            619,852           472,935
    Other operating expenses                 277,871            509,652            482,234           800,931
                                            --------           --------          ---------        ----------

                                           7,550,178          7,036,765         14,946,212        13,932,837
                                           ---------          ---------         ----------        ----------

INCOME (LOSS) BEFORE INCOME
 TAX PROVISION (BENEFIT)                   (228,089)             49,503          (233,714)           197,807

INCOME TAX PROVISION
  (BENEFIT)                                 (17,502)             26,393            (5,210)            77,963
                                           ---------          ---------          ---------        ----------

NET INCOME (LOSS)                         $(210,587)            $23,110         $(228,504)          $119,844
                                           =========          =========          =========        ==========

NET INCOME (LOSS) PER SHARE                  $(3.99)              $0.44            $(4.32)             $2.27
                                           =========          =========          =========        ==========

See notes to consolidated financial statements.



American Public Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For Periods Indicated



                                                                         Unrealized
                                                           Additional     Gain on                                      Total
                                      Common Stock          Paid-in     Available for     Retained   Treasury       Stockholders'
                                    Shares    Amount        Capital    Sale Securities    Earnings     Stock          Equity


BALANCE, DECEMBER 31, 1995          57,250  $57,250        $2,232,750         $0        $14,705,318   $(398,009)    $16,597,309

Change in net unrealized gain(loss)                                      251,408                                        251,408

Treasury Stock acquired                                                                              (1,068,650)     (1,068,650)

Treasury Stock reissued                                                                                 452,250         452,250

Net Income                                                                                  156,884                     156,884

Dividend paid to Stockholders                                                             (252,613)                    (252,613)
                                    ------   ------         ---------   --------         ----------   ----------     ----------
BALANCE, DECEMBER 31, 1996          57,250   57,250         2,232,750    251,408         14,609,589  (1,014,409)     16,136,588

Change in net unrealized gain(loss)                                      (37,120)                                       (37,120)

Treasury Stock liquidated           (4,406)  (4,406)       (1,010,003)                                1,014,409              0

Adjust exchange price                                       1,366,609                    (1,366,609)                          0

Net loss                                                                                   (228,504)                   (228,504)

Dividend paid to Stockholders                                                              (248,883)                   (248,883)
                                    ------   ------         ---------   --------         ----------   ----------     ----------
BALANCE, JUNE 30, 1997              52,844  $52,844        $2,589,356   $214,288        $12,765,593           $0    $15,622,081
                                    ======   ======         =========   ========         ==========   ==========     ==========



See notes to consolidated financial statements.




American Public Holdings, Inc.
Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 1997 and June 30, 1996


                                                                            June 30,               June 30,
                                                                              1997                   1996
                                                                             ------                 ------
OPERATING ACTIVITIES:
     Net income (loss)                                                       $(228,504)               $119,844
     Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
         Realized loss (gain) of sale of assets                                 27,325                  (1,654)
         Depreciation and other amortization                                   179,784                 165,038
         Amortization of deferred policy
           acquisition costs                                                 1,604,389               1,644,238
         Deferred income tax expense (benefit)                                 (51,024)                (77,225)
         Decrease (increase) in receivables                                     73,305                  70,527
         Decrease (increase) in other assets                                       431                   5,847
         Policy acquisition costs deferred                                  (1,029,349)             (1,071,001)
         Increase in liability for future
           policy benefits                                                     324,361                 576,837
         Increase (decrease) in unpaid claims,
           accounts pay and other liabilities                                 (116,470)                 57,903
         Increase (decrease) in unearned
           premiums and policyholders' dividend
           accumulations                                                       (84,115)                 70,341
                                                                           -----------             -----------

                      Net cash provided by operating
                        activities                                             700,133               1,560,695

INVESTING ACTIVITIES:
     Purchase of real estate                                                    (5,000)
     Proceeds from sale of real estate                                          31,591                  18,734
     Purchase of fixed maturity and short-term
       investments    (10,748,557)                                          (9,147,216)
     Mortgage and policy loan repayments                                       115,956                  85,619
     Proceeds from maturities and calls of
       fixed-maturity and short-term investments                            10,217,015               7,521,804
     Property and equipment purchased                                         (184,697)               (175,914)
     Refund of deposit                                                               0                 225,000
                                                                            ----------              ----------

                      Net cash used in investing
                        activities                                            (573,692)             (1,471,973)

FINANCING ACTIVITIES:
     Dividends paid to shareholders                                           (248,883)               (251,495)
     Payments to acquire treasury stock                                              0                (273,025)
                                                                            ----------              ----------
                      Net cash used in financing
                        activities                                            (248,883)               (524,520)
                                                                             ----------              ----------









NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                            (122,442)               (435,798)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                                        602,470                 301,102
                                                                            ----------              ----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                             $480,028              $(134,696)
                                                                            ==========              ==========

SUPPLEMENTAL CASH FLOW INFORMATION-
Income taxes paid (refunded)                                                   $25,000                 $75,000
                                                                            ==========              ==========

See notes to consolidated financial statements.


AMERICAN PUBLIC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 1997 AND 1996 (Unaudited)

1.       BASIS OF PRESENTATION
         The consolidated financial statements include those of American Public Holdings, Inc., and its wholly-owned subsidiary, American Public Life Insurance Company, and APL's wholly-owned subsidiary, DentaCare Marketing and Administration, Inc. All significant intercompany balances and transactions have been eliminated.

         These interim financial statements have been prepared on the basis of accounting principles used in the annual financial statements ended December 31, 1996, and must be read in conjunction with the 1996 statements. In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments necessary for a fair statement of consolidated financial position and results of operations of the Company for the interim periods.

2.       STOCKHOLDERS' EQUITY
         The Company elected to liquidate its treasury stock in 1997, as shown in the Consolidated Statements of Changes in Stockholders' Equity. Additionally, paid-in capital has been adjusted to reflect an increase in contributed capital from $40 per share to $50 per share.

3.       EARNINGS (LOSS) PER COMMON SHARE
         Earnings (loss) per common share is based on net income (loss) and the weighted average number of shares outstanding during each interim period. The number of shares used in computing the earnings per share was 52,844 for the quarter ended June 30, 1997 and 52,844 for the quarter ended June 30, 1996.

4.       COMMITMENTS AND CONTINGENCIES
         The Company is required to participate in certain guaranty funds and involuntary pools of insurance and is therefore exposed to undeterminable future assessments resulting from the insolvency of other insurers.

         The Company is involved in litigation incurred in the normal course of business. Management of the Company, based upon the advise of legal counsel, is of the opinion that the Company's ultimate liability, if any, which may result from the litigation will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition - June 30, 1997 Compared to December 31, 1996

         Total stockholders' equity decreased by $514,507 or 3.2% from $16,136,588 at December 31, 1996, to $15,622,081 at June 30, 1997. This decrease was caused by a net loss from operations of $228,504 for the first six months of 1997, and a dividend to stockholders in the amount of $248,883. Stockholders' equity was reduced further by a $37,120 unrealized loss on available for sale securities during the six months ended June 30, 1997 compared to a $251,408 unrealized gain on available for sale securities during the year ended December 31, 1996.

         Total assets decreased by $390,731 or .75% at June 30, 1997 compared to December 31, 1996. Securities increased by $485,142 or 1.48% as the result of additional investments made through funds provided by operations. Deferred policy acquisition costs decreased by $575,040 or 5.08% because of the runoff of acquisition costs on older lines of business and because a greater proportion of business written was group business on which fewer costs are deferred compared to individual insurance products. Deferred income tax asset increased $60,304 or 16.88% due to increases in policy reserves.

         Total liabilities remained level at June 30, 1997 compared to December 31, 1996. Future policy benefits and unpaid claims increased $454,193 or 1.34% because of the aging of inforce policies.

Results of Operations - Second Quarter 1997 Compared to Second Quarter 1996

         The Company experienced a net loss in the second quarter of 1997 of $210,587 compared to net income of $23,110 in the second quarter of 1996 primarily due to an increase of $740,220, or 16.88%, in benefits and claims. The impact of the increase in benefits and claims was softened by a $144,869 increase in premiums, a $107,006 increase in investment income, and by a decrease of $231,781 in operating expenses. Insurance taxes, licenses and fees increased $103,783 due to the cost of the ongoing triennial examination being conducted by the Mississippi Department of Insurance.

         Revenue increased by 3.33% from $7,086,268 in the second quarter of 1996 to $7,322,089 in the second quarter of 1997. The increase was due to a 2.22% increase in premiums and a 19.9% increase in investment income. The increase in premiums is the result of increased sales of group insurance, but this increase has been impacted by the decrease in cancer premiums due to policy lapses caused by rate increases and low sales of limited chemotherapy cancer products. Net investment income increased as a result of rental income from investment property that was idle in 1996.
         Benefits and expenses increased by $513,413 in the second quarter of 1997 compared to the second quarter of 1996, a 7.30% increase. This increase was due to a $740,220 increase in benefits and claims. Benefits and claims increased because of increased claims exposure on cancer policies, and also from the introduction of new products such as group dental. Commissions expense decreased because of the marketing switch to products with lower commission structures. Insurance taxes, licenses and fees increased due to the costs related to a triennial examination. Other operating expenses have decreased as a result of cost cutting measures implemented by management in the first quarter of 1997.

Results of Operations - Six Months ended June 30, 1997 compared to Six Months ended June 30, 1996

         The Company experienced a net loss in the six months ended June 30, 1997 of $228,504 compared to net income of $119,844 in the six months ended June 30, 1996. The loss is attributed primarily to an increase of $1,298,334, or 15.06%, in benefits and claims.

         Revenue increased $581,854 in 1997 as compared to 1996. The increase in revenue is due to 3.34% increase in premium income and a 14.6% increase in investment income. The increase in premiums is the result of increased sales of group insurance, however, this increase has been limited by policy lapses in cancer products. Net investment income increased as a result of the receipt of rental income from investment property that was idle in 1996.

         Benefits and expenses increased $1,013,375 in 1997 as compared to 1996. The increase in expenses is due to a 15.06% increase in benefits and claims. Benefits and claims increased because of increased claims exposure on cancer policies, and also from the introduction of new products such as group dental, which have a higher first year claim cost than other products. Management is implementing steps which should help control future cancer benefits. Unlimited chemotherapy benefit products are no longer offered for sale. In addition, the Company is making conversion offers to its policyholders who have unlimited chemotherapy in exchange for freezes on future rate increases.

         The management of the Company believes that the claim costs in the second six months of 1997 should be lower and that the increase in the first six months was not the beginning of a trend.

         Commission expense has decreased from 9.3% of premium in first six months of 1996 to 8.4% in first six months of 1997 due to a marketing switch from individual sales to group insurance sales. Commission rates on group insurance are typically lower than individual insurance.

         Insurance taxes, licenses and fees increased $146,917 due to the costs related to a triennial examination. The examination should be concluded in the third quarter of 1997.

         Other operating expenses have decreased $318,697 as a result of cost-cutting measures implemented by management in the first quarter of 1997. The Company is developing an improved policy administration system to be implemented by the end of the fourth quarter of 1997. The new software system should allow the Company to become more efficient and thus reduce further other operating expense.

                                          AMERICAN PUBLIC HOLDINGS, INC.


                                            PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material changes to the legal proceedings described in the Company's Registration Statement on Form 10 (File Number 0-22479).

Item 2 - Changes in Securities

None


Item 3 - Defaults Upon Senior Securities

None


Item 4 - Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Company was held on June 24, 1997. The following nominees were elected to serve as directors with all of the 43,518 shares present at the meeting voting in favor of the nominees:

         Warren I. Hammett
         Garry V. Hughes
         F. Harrell Josey
         Frank K. Junkin, Jr.
         Chester C. Montgomery
         David A. New, Sr.
         David A. New, Jr.
         Paul H. Watson, Jr.
         Johnny H. Williamson

Item 5 - Other Information

None


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit 27: Financial data schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                          AMERICAN PUBLIC HOLDINGS, INC.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMERICAN PUBLIC HOLDINGS, INC.
     (Registrant)



DATE: August 13, 1997    /s/ Johnny H. Williamson
                         ---------------------------------------------
                         Johnny H. Williamson, President
                           and Chief Executive Officer


DATE: August 13, 1997    /s/ William F. Weems
                         ---------------------------------------------
                         William F. Weems
                         Chief Accounting Officer