Form 10-Q
period 1997-09-30
AMERICAN PUBLIC HOLDINGS INC
filed 1997-11-14
CIK 1037559

AMERICAN PUBLIC HOLDINGS, INC.

                                            SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C.  20459

                                                         FORM 10-Q


                      Quarterly Report Under Section 13 or 15 (d) of the
                                Securities Exchange Act of 1934

For the quarter ended September 30, 1997         Commission File Number 0-22479

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

            Class                             Outstanding at October 31, 1997

Common stock (no par value)                        52,919 shares

                       PART I:  FINANCIAL INFORMATION

               Item 1 - Unaudited Quarterly Financial Statements


                                                                    Page

Consolidated Balance Sheets                                           1
 September 30, 1997 and December 31, 1996

Consolidated Statements of Operations                                 2
 Three Months Ended September 30, 1997 and 1996
 Nine Months Ended September 30, 1997 and 1996

Consolidated Changes in Stockholders' Equity                          3
 Twelve Months Ended December 31, 1996
 Nine Months Ended September 30, 1997

Consolidated Statements of Cash Flows                                 4
 Nine Months Ended September 30, 1997 and 1996

Notes To Consolidated Financial Statements                            5



American Public Holdings, Inc.
Consolidated Balance Sheets
As of September 30, 1997(Unaudited)and December 31, 1996

                                                                        September 30,          December 31,
                                                                            1997                   1996
                                                                           ------                 ------

ASSETS
Investments:
    Securities:
             Available for sale                                         $34,594,709            $32,720,388
    Mortgage loans                                                        1,011,088              1,075,268
    Investment real estate, net                                             741,159                781,542
    Policy loans                                                          1,502,692              1,600,398
                                                                         ----------             ----------

            Total investments                                            37,849,648             36,177,596

OTHER ASSETS:
    Cash and cash equivalents                                               370,696                602,470
    Accrued investment income                                               387,002                424,805
    Accounts and notes receivable net of allowance
             for uncollectible accounts of $42,000 (1997)
             and $46,000 (1996)                                             439,433                512,906
    Deferred policy acquisition costs                                    10,644,509             11,317,490
    Property and equipment - net                                          2,221,646              2,205,019
    Real estate acquired in satisfaction of debt                            517,746                583,393
    Deferred income tax asset                                               316,069                357,272
    Other                                                                    23,244                  3,659
                                                                         ----------             ----------

TOTAL ASSETS                                                            $52,769,993            $52,184,610
                                                                         ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Future policy benefits                                              $33,408,663            $32,918,172
    Unpaid claims                                                         1,083,221                856,085
    Unearned premiums                                                       812,524                879,437
    Policyholders' dividend accumulations                                   402,036                396,952
    Accounts payable and other liabilities                                  875,148                997,376
                                                                         ----------             ----------

             Total liabilities                                           36,581,592             36,048,022


STOCKHOLDERS' EQUITY
    Preferred stock, $1 par value, authorized
             25,000,000 shares
    Common stock, $1 stated value, authorized
             50,000,000 shares, issued 52,919 shares
             in 1997 and 57,250 shares in 1996                               52,919                 57,250
    Additional paid-in capital                                            2,614,406              2,232,750









    Unrealized gain (loss) on available for
             sale securities, net of deferred tax
             expense of $169,030 for 1997 and
             $62,852 for 1996                                               676,121                251,408
    Retained earnings                                                    12,844,955             14,609,589
                                                                         ----------             ----------
                                                                         16,188,401             17,150,997

    Less cost of treasury stock - 4,406 shares (1996)                             0             (1,014,409)
                                                                         ----------            ----------

             Total stockholders' equity                                  16,188,401             16,136,588
                                                                         ----------             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $52,769,993            $52,184,610
                                                                         ==========             ==========
STOCKHOLDERS' EQUITY PER SHARE                                          $    305.91            $    281.86
                                                                         ==========             ==========
See notes to consolidated financial statements.




American Public Holdings, Inc.
Consolidated Statements of Operations (Unaudited)
For Nine Months Ended September 30, 1997 and 1996


                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                       September 30,
                                                1997        1996                      1997      1996
                                          -----------------------------        -----------------------------
REVENUE:
    Premiums                              $6,856,691         $6,443,931        $20,269,538       $19,422,835
    Net investment income                    672,496            631,735          1,974,610         1,768,355
    Realized investment
      gains (losses)                          (2,146)           (15,086)           (29,471)          (13,432)
    Other income                               5,741              6,210             30,603            19,676
                                           ---------          ---------          ---------         ---------

Total Revenues                             7,532,782          7,066,790         22,245,280        21,197,434

BENEFITS AND EXPENSES:
    Benefits and claims                    4,978,568          4,359,801         14,899,249        13,099,648
    Commissions expense                      536,781            604,536          1,660,540         1,813,681
    Salaries and benefits                    602,065            580,569          1,797,362         1,763,810
    Amortization of
      deferred policy
      acquisition costs                      670,425            663,861          2,274,814         2,308,099
    Insurance taxes,
      licenses and fees                      290,935            305,010            910,787           777,945
    Other operating expenses                 349,776            365,485            832,010         1,048,916
                                            --------           --------          ---------        ----------

                                           7,428,550          6,879,262         22,374,762        20,812,099
                                           ---------          ---------         ----------        ----------

INCOME (LOSS) BEFORE INCOME
 TAX PROVISION (BENEFIT)                     104,232            187,528           (129,482)          385,335

INCOME TAX PROVISION
  (BENEFIT)                                   24,733             52,834             19,523           130,797
                                           ---------          ---------          ---------        ----------

NET INCOME (LOSS)                         $   79,499           $134,694         $ (149,005)         $254,538
                                           =========          =========          =========         =========

NET INCOME (LOSS) PER SHARE               $     1.50           $   2.55         $    (2.82)         $   4.82
                                           =========          =========          =========         =========

Shares used in computing income
  per share                                   52,865             57,250             52,865            57,250
                                           =========          =========          =========         =========

Cash dividends per share                        4.70               4.70               4.70              4.70
                                           =========          =========          =========         =========

See notes to consolidated financial statements.



American Public Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For Periods Indicated (Unaudited)



                                                                         Unrealized
                                                           Additional     Gain on                                      Total
                                      Common Stock          Paid-in     Available for     Retained   Treasury       Stockholders'
                                    Shares   Amount         Capital    Sale Securities    Earnings     Stock          Equity
                                    ------  --------       ----------  ---------------  -----------   ---------    --------------


BALANCE, DECEMBER 31, 1995          57,250  $57,250        $2,232,750         $0        $14,705,318   $(398,009)    $16,597,309

Change in net unrealized gain (loss)                                     251,408                                        251,408

Treasury Stock acquired                                                                              (1,068,650)     (1,068,650)

Treasury Stock reissued                                                                                 452,250         452,250

Net Income                                                                                  156,884                     156,884

Dividend paid to Stockholders                                                              (252,613)                   (252,613)
                                    ------   ------         ---------   --------         ----------   ----------     ----------
BALANCE, DECEMBER 31, 1996          57,250   57,250         2,232,750    251,408         14,609,589  (1,014,409)     16,136,588

Change in net unrealized gain (loss)                                     424,713                                        424,713

Stock Issued                            75       75            25,050                                                    25,125

Treasury Stock retired              (4,406)  (4,406)       (1,010,003)                                1,014,409              0

Adjust exchange price                                       1,366,609                    (1,366,609)                         0

Net loss                                                                                   (149,005)                  (149,005)

Dividend paid to Stockholders                                                               (24,020)                  (249,020)
                                    ------   ------         ---------   --------         ----------   ----------     ----------
BALANCE, SEPTEMBER 30, 1997        $52,919  $52,919        $2,614,406   $676,121        $12,844,955          $0    $16,188,401
                                    ======   ======         =========   ========         ==========   ==========     ==========



See notes to consolidated financial statements.




American Public Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For The Nine Months Ended September 30, 1997 and September 30, 1996


                                                                         September 30,          September 30,
                                                                              1997                   1996
                                                                             ------                 ------
OPERATING ACTIVITIES:
     Net income (loss)                                                       $(149,005)               $254,538
     Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
         Realized loss (gain) of sale of assets                                 29,471                  13,432
         Depreciation and other amortization                                   287,280                 252,699
         Amortization of deferred policy
           acquisition costs                                                 2,274,814               2,308,099
         Deferred income tax expense (benefit)                                 (64,975)                (98,852)
         Decrease (increase) in receivables                                    111,276                  94,186
         Decrease (increase) in other assets                                   (19,585)                  3,898
         Policy acquisition costs deferred                                  (1,601,833)             (1,558,226)
         Increase in liability for future
           policy benefits                                                     490,491                 853,504
         Increase (decrease) in unpaid claims,
           accounts pay and other liabilities                                  104,908                  38,799
         Increase (decrease) in unearned
           premiums and policyholders' dividend
           accumulations                                                       (61,829)                 36,908
                                                                           -----------             -----------

                      Net cash provided by operating
                        activities                                           1,401,013               2,198,985

INVESTING ACTIVITIES:
     Purchase of real estate                                                    (5,000)
     Proceeds from sale of real estate                                          41,176                  42,010
     Purchase of fixed maturity and short-term
       investments                                                         (70,207,396)            (14,815,794)
     Mortgage and policy loan repayments                                       161,886                 111,727
     Proceeds from maturities and calls of
       fixed-maturity and short-term investments                            68,863,966              12,782,949
     Property and equipment purchased                                         (263,524)               (373,011)
     Refund of deposit                                                               0                 225,000
                                                                            ----------              ----------

                      Net cash used in investing
                        activities                                          (1,408,892)             (2,027,119)

FINANCING ACTIVITIES:
     Proceeds from issuance of stock                                            25,125                       0
     Dividends paid to shareholders                                           (249,020)               (251,965)
     Payments to acquire treasury stock                                              0                (273,025)
                                                                            ----------              ----------
                      Net cash used in financing
                        activities                                            (223,895)               (524,990)
                                                                             ----------              ----------









NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                             (231,774)               (353,124)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                                        602,470                 301,102
                                                                            ----------              ----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                             $370,696              $  (52,022)
                                                                            ==========              ===========

SUPPLEMENTAL CASH FLOW INFORMATION-
Income taxes paid (refunded)                                                   $75,000                $150,000
                                                                            ==========              ==========

See notes to consolidated financial statements.


AMERICAN PUBLIC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (Unaudited)

1.       BASIS OF PRESENTATION
         The consolidated financial statements include those of American Public Holdings, Inc., and its wholly-owned subsidiary, American Public Life
         Insurance  Company (APL),  and  APL's  wholly-owned   subsidiary,
         DentaCare Marketing  and  Administration,   Inc.  All  significant
         intercompany balances and transactions have been eliminated.

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

2.       STOCKHOLDERS' EQUITY
         The Company elected to retire its treasury stock in 1997, as shown in the Consolidated Statements of Changes in Stockholders' Equity. Additionally, paid-in capital has been adjusted to reflect an increase in contributed capital from $40 per share to $50 per share.

         Proceeds in the amount of $25,125 were received from the issuance of an additional 75 shares of common stock in July, 1997.

3.       EARNINGS (LOSS) PER COMMON SHARE
         Earnings (loss) per common share is based on net income (loss) and the weighted average number of shares outstanding during each interim period. The number of shares used in computing the earnings per share was 52,865 for the quarter ended September 30, 1997 and 52,844 for the quarter ended September 30, 1996.

4.       COMMITMENTS AND CONTINGENCIES
         The Company is required to participate in certain guaranty funds and involuntary pools of insurance and is therefore exposed to undeterminable future assessments resulting from the insolvency of other insurers.

         The Company is involved in litigation incurred in the normal course of business. Management of the Company is of the opinion that the Company's ultimate liability, if any, which may result from the litigation will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition - September 30, 1997 Compared to December 31, 1996

         Total   stockholders'   equity  increased by  $51,813  or  .32%  from
$16,136,588 at December 31, 1996, to $16,188,401 at September 30, 1997. This
increase is the result of a $424,713 increase in unrealized gain on available for sale securities at September 30, 1997. However, a net loss from operations of $149,005 for the first nine months of 1997, and dividends to stockholders in the amount of $249,020 have offset the impact of the increase in unrealized gain on available for sale securities.

          The Company elected to retire its treasury stock in 1997, as shown in the Consolidated Statements of Changes in Stockholders' Equity. Additionally, paid-in-capital has been adjusted to reflect an increase in contributed capital from $40 per share to $50 per share. Also, an additional 75 shares of common stock were issued during the third quarter.

         Total assets increased by $585,383 or 1.12% at September 30, 1997 compared to December 31, 1996. Securities increased by $1,874,321 or 5.73% as the result of additional investments made through funds provided by operations. Deferred policy acquisition costs decreased by $672,981 or 5.95% because of the runoff of acquisition costs on older lines of business and because a greater proportion of business written was group business on which fewer costs are deferred compared to individual insurance products. Deferred income tax asset decreased $41,203 or 11.53% due to the tax deferment on the unrealized gain on available for sale securities.

         Total liabilities increased $533,570 through September 30, 1997 compared to December 31, 1996. Future policy benefits and unpaid claims increased $717,627 or 2.12% because of the aging of inforce policies. Other liabilities decreased $184,057 or 8.09% compared to December 31, 1996 due to prepayments of premium taxes.

Results of Operations - Third Quarter 1997 Compared to Third Quarter 1996

         The Company experienced a net gain in the third quarter of 1997 of $79,499 compared to net income of $134,694 in the third quarter of 1996. The decrease in income is due to a significant increase in benefits and claims caused by higher medical treatment costs. The impact of the increase in benefits and claims was softened by a $412,760 increase in premiums and a $40,761 increase in investment income.

         Revenue increased by 6.59% from $7,066,790 in the third quarter of 1996 to $7,532,782 in the third quarter of 1997. The increase was due to a 6.45% increase in investment income. The increase in premiums is the result of increased sales of group insurance, but this increase has been impacted by the decrease in cancer premiums due to policy lapses caused by rate increases and low sales of limited chemotherapy benefit cancer products. Net investment income increased as a result of rental income from investment property that was idle for most of 1996 and also from additional income earned from increases in the Company's investment portfolio.

          Realized investment losses decreased by $12,940 for the third quarter of 1997 compared to the third quarter of 1996 due to fewer sales of real estate acquired in satisfaction of debt.

         Benefits and expenses increased by $549,288 in the third quarter of 1997 compared to the third quarter of 1996, a 7.98% increase. This increase was due to a $618,767 increase in benefits and claims. Benefits and claims increased because of increased claims exposure on cancer policies, and also from the introduction of new products such as group dental which have a higher first year claim cost than other new products. Commissions expense decreased because of the marketing switch to products with lower commission structures. Insurance taxes, licenses and fees decreased slightly compared to the third quarter of the previous year. Administrative costs remained level as a result of cost cutting measures implemented by management.

Results of  Operations - Nine Months  ended September 30, 1997  compared to
                         Nine Months ended September 30, 1996

         The Company experienced a net loss in the nine months ended September 30, 1997 of $149,005 compared to net income of $254,538 in the nine months ended September 30, 1996. The loss is attributed to an increase of $1,799,601, or 13.73%, in benefits and claims.

         Revenue increased $1,047,846 in 1997 as compared to 1996. The increase in revenue is due to a 4.36% increase in premium income and a 11.7% increase in investment income. The increase in premiums is the result of increased sales of group insurance. However, this increase has been limited by policy lapses in cancer products from the product portfolio. Net investment income increased as a result of the receipt of rental income from investment property that was idle in 1996, and also from additional income derived from an increasing investment portfolio. Other income increased $10,927 as a result of a rare receipt of deposit funds from an insured.

          Realized investment losses increased as a result of additional sales of real estate acquired in satisfaction of debt for nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

          Benefits and expenses increased $1,562,663 in 1997 as compared to 1996. The increase in expenses is due to a 13.73% increase in benefits and
claims. Benefits and claims  increased   because of increased  claims  exposure
on comprehensive cancer policies which have high or unlimited benefits for radiation/chemotherapy treatment, and also from the introduction of new products such as group dental. Profits were adversely affected by the comprehensive cancer policies and unanticipated increases in cost of treatment. These comprehensive cancer policies are no longer being offered for sale. The Company is making significant rate increases on the existing comprehensive cancer policies. In an effort to limit losses, the Company is offering two more affordable policies that provide more limited benefits. These policies are also being offered to current policyholders who have the existing comprehensive cancer policies which are subject to the premium increases.




Management is implementing steps which should help control future cancer benefits. Unlimited chemotherapy benefit products which account for much of the increase in benefits are no longer offered for sale. In addition, the Company is preparing an offer of conversion to a limited benefit policy from the unlimited benefit policies in exchange for a five year rate guarantee which will decrease benefits.

         Commission expense has decreased from 9.3% of premium in 1996 to 8.2% in 1997 due to a marketing switch from individual sales to group insurance sales. Commission rates on group insurance are typically lower than individual insurance.

         Insurance taxes, licenses and fees increased $132,842 due to the costs related to a triennial examination. The examination should be concluded in the fourth quarter of 1997.

         Other operating expenses have decreased $216,906 as a result of cost-cutting measures implemented by management in the first quarter of 1997. The Company is developing an improved policy administration system which should allow the Company to become more efficient and thus reduce further the Company's operating expense.

                                          AMERICAN PUBLIC HOLDINGS, INC.


                                            PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material changes to the legal proceedings described in the Company's Registration Statement on Form 10 as amended (File Number 0-22479).

Item 2 - Changes in Securities

None


Item 3 - Defaults Upon Senior Securities

None


Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit 27: Financial data schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                          AMERICAN PUBLIC HOLDINGS, INC.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMERICAN PUBLIC HOLDINGS, INC.
     (Registrant)



DATE: November 14, 1997  /s/ Jerry C. Stovall
                         ---------------------------------------------
                         Jerry C. Stovall, President
                           and Chief Executive Officer


DATE: November 14, 1997  /s/ William F. Weems
                         ---------------------------------------------
                         William F. Weems
                         Chief Accounting Officer