Form 10-K
period 1997-12-31
AMERICAN PUBLIC HOLDINGS INC
filed 1998-03-31
CIK 1037559

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-22479

                         AMERICAN PUBLIC HOLDINGS, INC.
             (exact name of Registrant as specified in its charter)

                  MISSISSIPPI                            64-0874171
(State or other jurisdiction of incorporation (I.R.S. Employer Identification
           of organization)                              Number)

2305 Lakeland Drive, Jackson, Mississippi                 39208
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (601-936-6600)

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
         Title of Each Class                             Which Registered

                  None                                         None

Securities registered pursuant to section 12(g) of the Act:

         Common Stock, no par value                         (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act if 1934 during the preceding 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at March 27, 1998
         Common stock, no par value                         1,099,278 Shares

         Based on bid price for shares of Common Stock on March 27, 1998, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $4,824,671.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following  documents are  incorporated  by reference to
Part I, II, and III of the Form 10-K report: (1) Registrant's 1997 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement dated April 6, 1998 for Registrant's Annual Meeting of Stockholders to be held April 28, 1998 (Part
III).

                         AMERICAN PUBLIC HOLDINGS, INC.
                                    FORM 10-K
                                      INDEX


                                                                                                               PAGE


                                     PART I

         ITEM 1.      BUSINESS....................................................................................2
         ITEM 2.      PROPERTIES.................................................................................15
         ITEM 3.      LEGAL PROCEEDINGS..........................................................................15
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................15

                                     PART II

         ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                           STOCKHOLDER MATTERS...................................................................16
         ITEM 6.      SELECTED FINANCIAL DATA....................................................................16
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS........................................................16
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................16
         ITEM 9       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE...................................................16

                                    PART III

         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................17
         ITEM 11.     EXECUTIVE COMPENSATION.....................................................................17
         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT................................................................................17
         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................17

                                     PART IV

         ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                           FORM 8-K..............................................................................18
         SIGNATURES..............................................................................................19
         EXHIBIT INDEX...........................................................................................21


                         AMERICAN PUBLIC HOLDINGS, INC.
                                    FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

General

         American Public Holdings, Inc. (the "Company") is a Mississippi business corporation organized on December 21, 1995 by American Public Life Insurance Company ("American Public Life"), also a Mississippi corporation. The Company was formed to serve as a holding company for American Public Life.

         On February 20, 1996 the Mississippi Commissioner of Insurance approved an Agreement and Plan of Exchange (the "Plan of Exchange") pursuant to which American Public Life would become a wholly-owned subsidiary of American Public Holdings, Inc., and each share of outstanding American Public Life Common Stock would be converted into one share of Company Common Stock. The Plan of Exchange was approved by the stockholders of American Public Life at a Special Meeting held on October 29, 1996 and became effective on November 30, 1996.

         The Company has no significant assets other than the stock of American Public Life. The assets and liabilities of the Company on a consolidated basis are not materially different from the assets and liabilities of American Public Life. As a holding company, the Company may make investments and engage in businesses not permitted for an insurance company, but there are no present plans to engage in additional activities or to make additional investments.

         American Public Life is a Mississippi life and health insurance company, which began operations in 1945. It is licensed to do business in twenty-five (25) states. American Public Life specializes in supplemental health insurance products, including cancer, accident, intensive care, heart attack/stroke and dental insurance policies. American Public Life also offers whole life and term life insurance contracts.

         The following table sets forth earned premiums by product line for the last three years ended December 31.

                                                                 Year ended December 31,
                                              -------------------------------------------------------------
                                                     1997                 1996                   1995
                                                     ------------------------------------------------
Premium revenue:
     Cancer                                       $17,309,712           $18,154,674            $18,300,716
     Life insurance                                   532,294               552,908                578,342
     Accident                                       1,105,802             1,149,841              1,202,815
     DentaCare (Dental)                             5,705,409             4,906,975              4,296,655
     Group Accident & Health                        2,377,267               993,026                693,629
     Other Accident & Health                          325,027               312,424                313,814
                                                   ----------           -----------            -----------
                                                   27,355,511           $26,069,848            $25,385,971
                                                   ==========           ===========             ==========







Underwriting income:
     Life insurance                                 $(31,870)           $ (346,527)          $   (269,699)
     Accident & Health                            (3,404,419)           (1,719,138)            (2,901,606)

Investment income                                  2,536,674              2,387,010              2,300,624
Other income                                          34,711                 26,067                 28,129

Realized investment losses                           (24,118)              (80,291)               (82,117)
                                                -------------         -------------           ------------

Income (loss) before income tax
    provision                                       (889,022)             $ 174,212            $ (924,669)
                                                     ========              ========               ========

         The following is a discussion of the characteristics of the categories of insurance currently marketed or in force. Products are described in general terms as there are many variations resulting principally from differing state laws and regulations.

Life Insurance

         American Public Life conducts its life insurance business on a non-participating basis. American Public Life is licensed to write insurance in 25 states. The Company markets life insurance business utilizing individual policies written on both a direct and a payroll deduction basis. Plans available include 1, 5, & 10 year renewable term insurance issued up to $1,000,000 (Maximum Retention by company $50,000). Rates for these three products are male and female non tobacco use and standard basis. Underwriting requirements vary by age and amount of insurance applied for. Issue ages are 20-70. The following table indicates those states which accounted for 5% or more of the total direct life insurance premiums collected by American Public Life during 1997.


                                           ($)                   (%)

                  Alabama               35,747                  6.23
                  Arkansas              47,117                  8.21
                  Louisiana            107,038                 18.66
                  Mississippi          200,585                 34.96
                  Oklahoma              44,985                  7.84
                  Texas                 71,150                 12.40
                  Others                67,152                 11.70
                                    ----------            ----------
                  Total               $573,774                100.00  %
                                       =======               =======

         American Public Life offers a simplified issue whole life policy with face amounts based on monthly payroll deduction amounts of $5-$20. The maximum issue amount is $40,134. Rates are uni-sex and do not distinguish between smoker and non smoker. A spouse rider is available with up to $10,000 coverage. The children's protection rider provides up to $5,000 to age 25 where it may then be converted to permanent coverage not to exceed $25,000. This product is issued to persons aged 15-65 either individually or by payroll deduction.

         The family life  protector is a decreasing  term plan  renewable to age
70. Issue ages are 15 to age 60. Coverage is provided individually or on the entire family. Maximum issue on the primary insured per unit is $15,000. Family coverage maximums are spouse $3,000 and children $1,000. Accidental death and dismemberment coverage is included on the primary insured and spouse. Premiums may be paid individually or by payroll deduction.

         The Company is in the process of developing a voluntary group term life plan that will compliment its existing portfolio of voluntary payroll deduction accident and health products.

         Term life insurance policies provide death benefits if the insured's death occurs during the specific premium paying term of the policy and generally do not include a savings or investment element in the policy premium. Whole life insurance policies provide death benefits which are payable under effective policies regardless of the time of the insured's death and have a savings and investment element which may result in the accumulation of a cash surrender value.

         The following table sets forth certain information concerning the development of American Public Life's life insurance business.


                                                                       Year Ended December 31,
                                                               ----------------------------------------
                                                               1997              1996             1995
                                                               ----------------------------------------
                                                                           (in thousands)

Life insurance in force at the end of period:
       Ordinary -    whole life                                  34,772         $35,285         $33,144
                -    term                                        12,657          15,390          18,476
       Industrial                                                     0               0               0
       Other                                                          0               0               0
                                                             ----------      ----------      ----------
             Total                                               47,379         $50,675         $51,620
                                                                =======         =======         =======

New life insurance issued:
       Ordinary -    whole life                                   3,411           3,191           2,474
                -    term                                           819             678           2,692
       Industrial                                                     0               0               0
       Other                                                          0               0               0
                                                               --------         -------         -------
             Total                                                4,230        $  3,869        $  5,166
                                                                  =====           =====           =====

Premium Income                                                 $    532       $     553       $     578
                                                                  =====           =====           =====


                                                         3

Accident and Health Insurance (A&H)

         American Public Life is licensed to write accident and health insurance in 25 states. The following table indicates those states which accounted for 5% or more of the total direct A&H premiums collected by American Public Life during 1997.


         Louisiana                  8,833,456          32.86%
         Mississippi                6,155,706          22.90%
         Oklahoma                   2,629,106           9.78%
         Texas                      4,227,356          15.73%
         Others                     5,035,905          18.73%
                                   ----------         -------
         Total                     26,881,529         100.00%
                                     ========         =======

         American Public Life's A&H portfolio includes plans that may be marketed either on an individual basis or by payroll deduction. The bulk of new sales are by payroll deduction with American Public Life taking advantage of the popularity of this distribution method. The Company's Supplemental Cancer plans, once the Company's lead products, have been restructured and as a result, Voluntary Group Dental, DentaCare (American Public Life's PPO Dental Plan), Disability Income, both group and guaranteed renewal along with medical supplement plans have become the Company's leading products. Accident, Heart Disease, and Intensive Care are also being successfully marketed on a payroll deduction basis.

         American Public Life's marketing structure consist of 53 general agents and 725 soliciting agents. The Company has expanded its general agent network with the contracting of four general agent's. Three of these new general agent's will give the Company activity in states where there has been no significant production in the past.

         As it increases its product base and general agent network, the Company will continue to grow along with the popularity of payroll deduction as a means of distribution. It is expected that American Public Life's knowledge and experience in this distribution method will give it a significant advantage in the future.

Investments

         American Public Life is regulated as to the types of investments which it can make and the amount of funds which it may maintain in any one type of investment. American Public Life's investment policy emphasizes investment grade corporate bonds, political subdivision bonds, mortgage backed securities issued by government agencies and United States Treasury securities. Investment real estate and mortgage loans are gradually being liquidated as markets present themselves.



         The following table sets forth certain information  concerning American
Public Life's investments at the dates shown.

                                                                       Year Ended December 31,
                                                               1997              1996             1995
                                                            ---------------------------------------------

Securities:
         Available for sale                                 34,626,186       $32,720,388             ---
         Held to maturity                                       ---               ---           $31,084,657
Mortgage loans on real estate                                  989,859         1,075,268          1,257,771
Investment real estate                                         727,700           781,542            710,326
Policy loans                                                 1,490,154         1,600,398          1,641,192
Short-term investments                                          ---               ---                15,000
                                                            ----------        ----------        -----------
         Total investments                                  37,833,899       $36,177,596        $34,708,946
                                                            ==========       ===========        ===========


The results with respect to the foregoing investments are as follows:

Net investment income                                        2,536,674        $2,387,010         $2,300,624
Net realized losses on investments
 (before income taxes)                                         (24,118)          (80,291)           (82,117)
Average yield on investments                                     6.94%             6.73%              6.79%
Economic yield on investments
(includes realized and unrealized capital gains)                 8.33%             6.51%              6.55%


         As of December 31, 1997 the maturity schedule for all bonds and notes held by American Public Life at amortized cost was as follows:


                                Maturity Schedule

                                 Amortized
Maturity                           Cost                 Percentage of Total
---------------------------- --------------            --------------------

Due in one year or less       $    200,000                       .59%
Due in one to five years         2,029,739                      6.02%
Due in five to ten years         3,406,033                     10.09%
Due after ten years              6,011,153                     17.82%
                             -------------                -----------
                                11,646,925                     34.52%
Mortgage-backed securities      22,096,362                     65.48%
                             -------------                 ----------
                               $33,743,287                    100.00%
                               ===========                    =======

Actual maturities may differ from contractual maturities because of the borrowers' right to call or prepay obligations.

         The Company's supplemental health insurance coverages have a relatively short duration. The Company's investment policy directs that bond investments be made with an average duration of five to ten years. This policy is based on the recommendation of an investment consultant and the Company's independent actuaries. A majority of the Company's government agency, mortgage-backed securities were purchased with an anticipated average maturity falling within these guidelines.

         The Company's investment policy is to invest in state and federal obligations as well as corporate obligations with a Standard & Poors rating of "BBB" or greater. In 1996 the Company discontinued the purchase of government agency, mortgage-backed securities and disposed of a significant amount of government agency, mortgage-backed securities, and shifted these funds into bonds with short to medium maturities. Such government agency, mortgage-backed securities continue to be the largest component of the portfolio. Because of prepayments, such securities present a greater interest rate risk than traditional fixed income securities. The intent of the effort to change the mix of the portfolio is to reduce the risk, volatility and active management required of the portfolio since a change in market interest rates results in a related change in such securities' prepayment risk.

Marketing and Distribution

         American Public Life's insurance products are marketed through an independent field force of 53 general agents and 725 producing agents. The American Public Life marketing department provides training support to its field force on a periodic basis throughout the year. Agents are compensated through the payment of commissions which are calculated as a percentage of collected premium revenue.

         The following agencies have accounted for more than 10% of the new coverage issued in 1995, 1996, and 1997.

                                1997             1996              1997
                               -----------------------------------------

         Clinton, Ruston, LA     8%              11%               12%
         Benoit, Kenner, LA     18%              31%               23%
         MGM, Plano, TX         26%              23%               29%

These percentages generally reflect the percentage of distribution of premium income. The Clinton agency has exceeded 10% for eight years, excluding 1997, the Benoit agency has exceeded 10% for four years, and the MGM agency has exceeded 10% for twenty-two years.

Reserve Liabilities

         American Public Life maintains reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated by an independent actuarial firm, Wakely and Associates, Inc., and are certified to be sufficient to meet policy and contract obligations as they mature. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 1997, the total reserves of American Public Life were $35,322,925. American Public Life believes that such reserves for future policy benefits were calculated in accordance with generally accepted actuarial methods and that such reserves are adequate to provide for future policy benefits with respect to American Public Life.

Underwriting Activities

         American Public Life maintains an underwriting department which seeks to evaluate the risks associated with the issuance of an insurance policy. American Public Life's underwriting and policy issue department is staffed by 8 employees. The department is responsible for data entry, underwriting and policy issue. Underwriters determine whether an application is accepted or declined. The underwriting process consists of a review of the information contained in the application in conjunction with information obtained through the medical information bureau (MIB), and through its review of medical histories furnished upon request.

         American Public Life conducts some telephone interviews to verify the information on the application and to obtain such additional information as to enable American Public Life to make an assessment of the applicant's functional and cognitive capacities. American Public Life does not require physical examinations as part of the underwriting process, as this is not generally required for the type of coverages offered.

Claims Administration

         Claims under American Public Life's policies are administered by a claims department comprised of 15 employees. The claim adjudication process principally includes verification of coverage, analysis of medical records, interpretation of policy language and computation and payment of benefits. American Public Life utilizes a physician who provides advice and direction with regard to medical matters as they relate to American Public Life's claim adjudication process.

Reinsurance

         American Public Life's maximum retention on any one life is $50,000 for life insurance and waiver of premium benefits. All accidental death benefits are reinsured. There is minimal risk because of the reinsurers used and the relatively low amount of reinsurance credits taken.
The principal reinsurers of American Public Life are as follows:

                                    Business Men's Assurance
                                    Life Reassurance Corp.
                                    Lincoln National Life
                                    Munich American
                                    Swiss Re
                                    CNA

         American Public Life also has a small amount of reinsurance on its accident and health insurance. Lonestar Life Insurance Company reinsures 25% of a small block of cancer insurance that was assumed from another company in 1992. Additionally, the heart transplant benefit on the heart attack-stroke policy is reinsured 100% with Cologne Life Reinsurance Company.

Supervision and Regulation

         American Public Life is subject to regulation by the insurance departments of those states in which it is licensed to conduct business. Although the extent of regulation varies from state to state, the insurance laws of the various states generally establish supervisory departments having broad administrative powers with respect to, among other matters, the granting and revocation of licenses to transact business, the licensing of agents, the establishment of standards of financial solvency, including reserves to be maintained, the nature of investments and, in most cases, premium rates, the approval of forms and policies and the form and content of financial statements. These regulations have as their primary purpose the protection of policyholders and do not necessarily confer a benefit upon stockholders.

         Numerous proposals to reform the current health care system have been introduced in Congress and state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of "managed competition" among health plans, and a single-payer, public program. A number of states have passed or are considering legislation that would limit the differentials in rates that insurers could charge for health care coverages between new business and renewal business for similar demographic groups. State legislation has also been adopted or is being considered that would make health insurance available to all small groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring insurers to offer a basic plan exempt from certain benefits as well as a standard plan, or by establishing a mechanism to spread the risk of high risk employees to all small group insurers.

         Changes in regulation of health insurance could adversely affect American Public Life's business. Changes in regulation of health insurance could also benefit American Public Life's business by increasing the demand for supplemental insurance products.

         Most states in which American Public Life operates have laws which require that insurers become members of guaranty associations. These associations guarantee that benefits due policyholders of insurance companies will continue to be provided even if the insurance company which wrote the business is financially unable to fulfill its obligations. To provide these benefits, the associations assess the insurance companies licensed in a state to write that type of insurance for which coverage is guaranteed. The amount of an insurer's assessment is generally based on the relationship between that company's premium volume in the state and the premium volume of all of the companies writing the particular type of insurance in the state.

         American Public Life is subject to periodic financial and market conduct examinations. The last completed financial examination of American Public Life was conducted by the Mississippi Insurance Department for the period ended December 31, 1992. American Public Life is currently under examination for the three-year period ended December 31, 1995. In addition, American Public Life is subject to state imposed mandatory annual audits by independent certified public accountants. These are conducted by the Company's independent public accounting firm in conjunction with its audit of the Company's financial statements.

         Payment of dividends by American Public Life is restricted by law to available net surplus computed on a statutory basis. In addition, without the prior approval of the Mississippi Commissioner of Insurance, the size of any dividend by American Public Life during any twelve-month period is limited to the lesser of (i) 10% of surplus; or (ii) net gain from operations for the past three years, less dividends paid in the past two years.

Premiums

         Premium rates for all of American Public Life's products are generally subject to state regulation. Premium regulations vary greatly among jurisdictions and product lines. Rates are established by American Public Life's consulting actuary and are reviewed by the regulatory authorities in most states. Rate changes must generally be filed and approved by these authorities.

Competition

         American Public Life is engaged in a highly competitive business and competes with many insurance companies of substantially greater financial resources, including stock and mutual insurance companies. Mutual insurance companies return profits, if any, to policyholders rather than stockholders; therefore, mutual insurance companies may be able to charge lower net premiums than those charged by stock insurers. Accordingly, stock insurers such as American Public Life must attempt to achieve competitive premium rates through greater volume, efficiency of operation and control of expenses. A large number of insurance companies are licensed to sell accident and health insurance, cancer insurance, and dental insurance. These include substantially all of the major carriers in the United States. A number of these companies specialize in supplemental health insurance and may have considerably greater financial resources and larger networks of agents than American Public Life.

         American Public Life competes with insurers which offer similar policies in attracting new agents and attempts to attract and maintain agents through a combination of competitive products, competitive agent commission rates and quality underwriting and claims service. Management believes that flexibility and sensitivity to changes in the marketplace are a major consideration in competing for business.

Number of Employees

         The Company employs a total of 80 persons as follows:

New Business                                8
Customer Service                           20
Financial & Data Processing                 7
Marketing                                   6
Legal, Compliance & Services                9
Claims                                     16
DentaCare Services                          8
All Other                                   6
                                           --
                                           80

Business Acquisitions

         The Company's growth strategy includes the investigation and evaluation of acquisition opportunities with respect to existing blocks of insurance business underwritten by other companies. It is anticipated that these acquisitions will allow the Company to increase business in force without incurring high first year commission and administrative expenses associated with business produced directly by agents. No such acquisitions have been completed recently. Management intends to continue to evaluate acquisition opportunities as they arise. However, there can be no assurance that any acquisition opportunities will arise or that the Company will be successful in completing any such acquisitions.

Executive Officers of the Registrant

         The executive officers of the Registrant including their positions with the Registrant, their ages and their principal occupations for the last five years are as follows:

         Dianne D. Aycock. Age 37. Ms. Aycock is Vice President-Claims of American Public Life, a position she has held since April 1, 1997. From January 1, 1995 to April 1, 1997, she was Vice President - Administration. From March 1, 1994 to January 1, 1995, she was a Director of Administration. Prior to March 1, 1994, she was Manager of Policy Owner Services.

         Joseph C. Hartley, Jr. Age 56. Mr. Hartley is Senior Vice President, Counsel and Secretary/Treasurer of American Public Life, and Secretary of the Company. He has been employed in a senior position with American Public Life since December, 1993. Prior to December, 1993, Mr. Hartley was employed as an attorney with David New Oil Company.

         Alison James, Jr. Age 52. Mr. James is a Vice President and Agency Director of American Public Life.

         Frank K. Junkin, Jr. Age 47. Mr. Junkin has been Senior Vice President, Marketing of American Public Life for more than five years. He has served as a director of American Public Life since 1987 and of the Company since its organization in December, 1995.

         Richard K. Mills. Age 55. Mr. Mills is Vice President-Manpower Development of American Public Life, a position he has held since January, 1997.
 He was employed by American Public Life in January, 1994, and prior to that time was self-employed in the insurance business.

         Sharon D. Starnes. Age 34. Ms. Starnes is Vice President-Customer Service of American Public Life, a position she has held since February 1, 1997.
 From August 15, 1996 to February 1, 1997, she was a Senior Manager - Accounting. Prior to that time she was a Manager - Accounting.

         Jerry C. Stovall. Age 61. Mr. Stovall was elected President and Chief Executive Officer of the Company and American Public Life effective September 2, 1997. Mr. Stovall was Executive Vice President of American Public Life from October, 1996 through August, 1997. Until May, 1995, when he retired, Mr. Stovall was President of Lamar Life Insurance Company.

         William F. Weems. Age 41. Mr. Weems is a Vice President - Financial of American Public Life and Treasurer of the Company. Mr. Weems has been employed by American Public Life in a senior position since November, 1993. Prior to November, 1993, he was employed as an accountant with The Andrew Jackson Life Insurance Company.

ITEM 2.           PROPERTIES

         American Public Life owns its principal executive offices located at 2305 Lakeland Drive, Jackson, Mississippi. The building consists of approximately 30,000 square feet, and was constructed in 1985. The Company also owns a building on 480 E. Woodrow Wilson Drive, Jackson, Mississippi, the old home office, which is being leased. The building consists of approximately 15,000 square feet. There are no encumbrances on these properties. Management believes the buildings are in good condition and adequate for the Company's foreseeable needs.

ITEM 3.           LEGAL PROCEEDINGS

         American Public Life is involved in litigation arising in the normal course of business. Management of the Company, based on the advice of counsel, is of the opinion that American Public Life's ultimate liability, if any, which may result from the litigation, will not have a material adverse effect on the financial condition of the Company and American Public Life.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Company's shareholders during the fourth quarter of 1997.

                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         The information required by this item can be found in "Market Information and Dividends" included in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

         On June 18, 1997 the Company sold 75 shares of common stock to one purchaser at a purchase price of $335 per share pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933. The purchaser was a person who has a personal and business relationship with Mr.
David A. New, Sr., the Company's principal shareholder. The proceeds from this sale was $25,215.

         In June of 1997 American Public Life sold 150 shares of Company Common Stock to Chester Montgomery who was at that time a newly elected director of the Company, pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933 for a purchase price of $335 per share. The proceeds of this sale were $50,250.

ITEM 6.           SELECTED FINANCIAL DATA

         The information required by this item can be found in the table captioned "American Public Holdings, Inc. Summary of Consolidated Selected Financial Data" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Registrant and the accompanying notes to the financial statements along with the report of the independent public accountants and the supplementary financial information are contained in the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change in accountants within the two year period ended December 31, 1997.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information on the directors and executive officers of the Registrant can be found under Item 1 Description of Business of this Report on Form 10-K and under the headings "Election of Directors" and "Executive Compensation" in the Proxy Statement to shareholders dated April 6, 1998, and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         Information required by this item can be found under the heading "Executive Compensation" in the Proxy Statement dated April 6, 1998, and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

         Information regarding security ownership of certain beneficial owners and the officers and directors can be found under the headings "Stock Ownership of Principal Stockholder" and "Stock Ownership of Directors and Officers" in the Proxy Statement dated April 6, 1998, and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions can be found under the caption "Other Transactions with Management," in the Proxy Statement dated April 6, 1998, and is incorporated herein by reference.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K

A-1.     Financial Statements

         The report of Deloitte & Touche LLP, independent auditors, and the following consolidated financial statements of American Public
         Holdings, Inc. and consolidated subsidiaries are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated into Part II, Item 8, herein by reference.

         Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Operations - Years ended December 31, 1997,
           1996,  and  1995
         Consolidated  Statements  of  Changes in  Stockholders'  Equity -
         Years ended December 31, 1997, 1996 and 1995
         Consolidated  Statements of Cash Flows  Years ended December 31, 1997,
           1996 and 1995
         Notes to the Consolidated  Financial Statements


A-2.     Financial Statement Schedules

         Schedule II - Condensed Financial Information of Registrant
         Schedule V - Valuation and Qualifying Accounts

A-3.     Exhibits Required by Item 601 of Regulation S-K

         *2   Agreement and Plan of Exchange
         *3(a)    Articles of Incorporation of American Public Holdings, Inc.
         *3(b)    Bylaws of American Public Holdings, Inc.
         *10      Consulting Agreement between American Public Life Insurance
                  Company and Johnny Williamson
          10.1    Form of Bonus Agreement
         *21      Subsidiaries of Registrant
          27      Financial Data Schedule

* These Exhibits were originally filed as exhibits to the Registrant's Form 10 filed April 30, 1997, (File No. 000-22479) and are incorporated herein by reference.

B.       Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AMERICAN PUBLIC HOLDINGS, INC.


                          BY: /s/ Jerry C. Stovall
                              --------------------------

                                  JERRY C. STOVALL
                                  PRESIDENT AND
                                  CHIEF EXECUTIVE OFFICER


                           DATE:  MARCH 31, 1998

                           By: /s/ William F. Weems
                               -------------------------
                                   WILLIAM F. WEEMS
                                   VICE PRESIDENT  FINANCIAL
                                  (PRINCIPAL FINANCIAL OFFICER AND
                                   PRINCIPAL ACCOUNTING OFFICER)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:    March 31, 1998     BY:    /S/ Warren I. Hammett
                                    ------------------------------------------
                                    Warren I. Hammett, Director

DATE:    March 31, 1998     BY:    /S/ Frank K. Junkin, Jr.
                                    ------------------------------------------
                                    Frank K. Junkin, Jr., Director

DATE:    March 31, 1998     BY:    /S/ David A. New, Sr.
                                    -------------------------------------------
                                    David A. New, Sr., Director

DATE:    March 31, 1998     BY:    /S/ David A. New, Jr.
                                    --------------------------------------------
                                    David A. New, Jr., Director

DATE:    March 31, 1998     BY:    /S/ Paul H. Watson, Jr.
                                    --------------------------------------------
                                    Paul H. Watson, Jr., Director

                                  EXHIBIT INDEX

10.1       Form of Bonus Arrangement

13 Only those portions of the Registrant's Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report of Form 10-K.

21 Only those portions of the Proxy Statement dated April 6, 1998 Registrant's Annual Meeting of Shareholders to be held April 28, 1998 expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report of Form 10-K.

27         Financial Data Schedule.


           All other exhibits are omitted as they are inapplicable or are not required by the related instructions.