Form 10-Q
period 1998-03-31
AMERICAN PUBLIC HOLDINGS INC
filed 1998-05-14
CIK 1037559

AMERICAN PUBLIC HOLDINGS, INC.

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20459

                                      FORM 10-Q


                 Quarterly Report Under Section 13 or 15 (d) of the
                           Securities Exchange Act of 1934

For the quarter ended March 31, 1998             Commission File Number 0-22479

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

            Class                             Outstanding at March 31, 1998
                                              -----------------------------
Common stock (no par value)                       1,099,287 shares

   AMERICAN PUBLIC HOLDINGS, INC.


   Unaudited Quarterly Financial Statements

                                                                      Page

   Consolidated Balance Sheets                                          1
        March 31, 1998 and December 31, 1997

   Consolidated Statements of Operations                                2
        Three Months Ended March 31, 1998 and 1997

   Changes in Stockholders' Equity                                      3
        Twelve Months Ended December 31, 1997
        Three Months Ended March 31, 1998

   Consolidated Statements of Cash Flows                                4
        Three Months Ended March 31, 1998 and 1997

   Notes To Consolidated Financial Statements                           5



American Public Holdings, Inc.
Consolidated Balance Sheets
As of March 31, 1998 and December 31, 1997

                                                                                                 1998          1997
                                                                                                 ----          ----
ASSETS
Investments:
         Available for sale securities - at fair value (amortized cost
            of $33,483,150 in 1998  and $33,743,287 in 1997)                             $  34,302,143    $34,626,186
         Mortgage loans                                                                        913,951        989,859
         Investment real estate -  net                                                         714,240        727,700
         Policy loans                                                                        1,486,047      1,490,154
                                                                                         -------------    -----------
                          Total investments                                                 37,416,381     37,833,899

OTHER ASSETS:
         Cash and cash equivalents                                                           1,030,088        608,434
         Accrued investment income                                                             379,222        440,614
         Accounts and notes receivable net of allowance for
              uncollectible accounts of $39,000 (1998) and $41,000 (1997)                      541,273        455,848
         Deferred policy acquisition costs                                                   9,830,134      9,798,294
         Property and equipment - net                                                        2,267,048      2,193,163
         Real estate acquired in satisfaction of debt                                          486,750        504,660
         Deferred income tax asset                                                             225,958        399,160
         Other                                                                                 112,575        112,703
                                                                                         -------------    -----------

TOTAL ASSETS                                                                             $  52,289,429    $52,346,775
                                                                                         =============    ===========
LIABILITIES AND STOCKHOLDERS'
EQUITY

LIABILITIES:
         Future policy benefits                                                          $  33,249,914    $33,393,109
         Unpaid claims                                                                       1,137,551      1,086,795
         Unearned premiums                                                                     865,100        843,021
         Policyholders' dividend accumulations                                                 408,514        406,456
         Accounts payable and other liabilities                                                906,079        993,592
                                                                                         -------------    -----------
              Total liabilities                                                             36,567,158     36,722,973

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
         Preferred stock, $1 par value, authorized 25,000,000 shares
         Common stock, $1 stated value, authorized
              50,000,000 shares, issued and outstanding 1,099,287 shares in 1998
              and 1,111,299 shares in 1997                                                      52,347         52,919
         Additional paid-in capital                                                          2,066,752      2,257,800
         Unrealized gain  on available for sale securities, net of
              deferred taxes of $164,000 (1998) and $177,000 (1997)                            655,194        706,319
         Retained earnings                                                                  12,947,978     12,606,764
                                                                                            ----------     ----------
              Total stockholders' equity                                                    15,722,271     15,623,802
                                                                                            ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $52,289,429    $52,346,775

                                                                                           ===========    ===========
See notes to consolidated financial statements.



American Public Holdings, Inc.
Consolidated Statements of Operations - GAAP Basis
For Three Months Ended March 31, 1998 and 1997
                                                                                       Three Months Ended March 31
                                                                                       ---------------------------
                                                                                            1998           1997
                                                                                            ----           ----
REVENUE:
                  Premiums                                                          $   7,554,827    $   6,750,791
                  Net investment income                                                   628,758          634,702
                  Realized investment gains (losses)                                       75,568         (12,521)
                  Other Income                                                              7,324           17,437
                                                                                    -------------    -------------
                                                                                        8,266,477        7,390,409

BENEFITS AND EXPENSES:
                  Benefits and claims                                                   5,273,296        4,797,367
                  Commissions expense                                                     612,909          564,289
                  Salaries and benefits                                                   574,021          634,901
                  Amortization of deferred policy acquisition costs                       738,202          884,841
                  Insurance taxes, licenses and fees                                      227,490          310,273
                  Other operating expenses                                                271,983          204,363
                                                                                    -------------    -------------
                                                                                        7,698,081        7,396,034
                                                                                    -------------    -------------
INCOME (LOSS) BEFORE INCOME TAX
        PROVISION (BENEFIT)                                                               568,396          (5,625)

INCOME TAX PROVISION (BENEFIT)                                                            224,918           12,292
                                                                                    -------------    -------------

NET INCOME (LOSS)                                                                   $     343,478    $    (17,917)
                                                                                    =============    =============
NET INCOME (LOSS) PER SHARE                                                         $        0.31    $      (0.02)

                                                                                   =============    =============
See notes to consolidated financial statements.



American Public Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity - GAAP Basis
For Periods Indicated


                                                                            Unrealized
                                            Common Stock         Additional Gain on                                      Total
                                       ----------------------    Paid-in    Available For   Retained   Treasury         Stockholder
                                        Shares         Amount    Capital    Sale Securities Earnings     Stock            Equity
                                        ------         ------    -------    --------------- --------   ---------        -----------
BALANCE, DECEMBER 31, 1996             1,202,250   $    57,250   $ 2,232,750   $   251,408  $14,609,589  $(10,144,09) $16,136,588

Change in net unrealized gain(loss)                                                454,911                                454,911

Stock issued                               1,575            75        25,050        25,125

Treasury stock retired                   (92,526)       (4,406)                              (1,010,003)   1,014,409            0

Dividends  to stockholders                                                                     (250,171)                (250,171)

Net loss                                                                                       (742,651)                (742,651)

                                       -----------------------     -----------------------   ----------    ---------  -----------
BALANCE, DECEMBER 31, 1997             1,111,299        52,919     2,257,800       706,319   12,606,764            0   15,623,802

Change in net unrealized gain(loss)                                                (51,125)                              (51,125)

Stock retired                            (12,012)         (572)     (191,048)                                           (191,620)

Dividends to stockholders                                                                       (2,264)                   (2,264)

Net income                                                                                      343,478                   343,478

                                       ---------   -----------   -----------   -----------  -----------  -----------  -----------

BALANCE, MARCH 31, 1998                1,099,287   $    52,347   $ 2,066,752   $   655,194  $12,947,978  $         0  $15,722,271
                                       =========   ===========   ===========   ===========  ===========  ===========  ===========

See notes to consolidated financial statements.



American Public Holdings, Inc.
Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 1998 and March 31, 1997

                                                                                              March                       March
                                                                                              1998                        1997
                                                                                              -----                       -----
OPERATING ACTIVITIES:

      Net income (loss)                                                          $            343,478        $           (17,917)
      Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
            Realized loss (gain) of sale of assets                                           (75,568)                      12,521
            Depreciation                                                                       83,458                      89,892
            Amortization of deferred policy acquisition costs                                 738,202                     884,841
            Deferred income tax expense (benefit)                                             185,983                    (30,780)
            Decrease (increase) in receivables                                               (24,033)                     128,947
            Decrease (increase) in other assets                                                   128                         253
            Policy acquisition costs deferred                                               (770,042)                   (514,369)
            Increase (decrease) in liability for future policy benefits                     (143,195)                      86,042
            Decrease in unpaid claims, accounts pay
              and other liabilities                                                          (36,757)                    (75,797)
            Increase in unearned premiums and
              policyholders' dividend accumulations                                            24,137                      28,114
                                                                                          -----------                  ----------

                               Net cash provided by operating activities                      325,791                     591,747

INVESTING ACTIVITIES:
      Proceeds from sale of real estate                                                        16,908                      18,331
      Purchase of fixed maturity and short-term investments                               (3,298,827)                 (4,830,000)
      Mortgage and policy loan repayments                                                      80,015                      55,942
      Proceeds from maturities and calls of fixed-maturity
         and short-term investments                                                         3,635,534                   3,631,118
      Property and equipment purchased                                                      (143,883)                    (97,818)
                                                                                          -----------                  ----------

                   Net cash provided by (used in) investing activities                        289,747                 (1,222,427)

FINANCING ACTIVITIES:
      Dividends paid to shareholders                                                          (2,264)                        (57)
      Payments to retire common stock                                                       (191,620)                           0
                                                                                          -----------                  ----------
                               Net cash used in financing activities                        (193,884)                        (57)
                                                                                          -----------                  ----------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                                        421,654                   (630,737)

CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                                                                  608,434                     602,470
                                                                                          -----------                  ----------
CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                                           $          1,030,088        $           (28,267)
                                                                                          ===========                  ==========

SUPPLEMENTAL CASH FLOW INFORMATION-
Income taxes paid (refunded)                                                     $                  0        $                  0
                                                                                          ===========                  ==========


See notes to consolidated financial statements.


AMERICAN PUBLIC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED AND THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (Unaudited)

1. BASIS OF PRESENTATION
   The consolidated financial statements include those of American Public Holdings, Inc., and its wholly owned subsidiary, American Public Life Insurance Company (APL), and APL's wholly owned subsidiary, DentaCare Marketing and Administration, Inc. All significant inter-company balances and transactions have been eliminated.

   These interim financial statements have been prepared on the basis of accounting principles used in the annual financial statements ended December 31, 1997, and must be read in conjunction with the 1997 statements. In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments necessary for a fair statement of consolidated financial position and results of operations of the Company for the interim periods.

2. STOCKHOLDERS' EQUITY
   In January 1998 the Company acquired and retired 12,012 shares of common stock, which were purchased from a former director and past president of the Company.

   In February 1998 the Board of Directors approved a 21 for 1 stock split-up of the Company's common stock payable on March 31, 1998. The split did not change the value of paid-in capital and is reflected in the accompanying financial statements as though the split had occurred at the beginning of the earliest year presented.

3. EARNINGS (LOSS) PER COMMON SHARE
   Earnings (loss) per common share are based on net income (loss) and the weighted average number of shares outstanding during each interim period. The number of shares used in computing the earnings per share was 1,100,088 for the quarter ended March 31, 1998 and 1,109,724 for the quarter ended March 31, 1997.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997

Financial Condition - March 31, 1998 Compared to December 31, 1997

  Total stockholders' equity increased by $98,469 or .63% from $15,623,802 at December 31, 1997, to $15,722,271 at March 31, 1998. This increase was due to net income of $343,478 for the first quarter, less a decrease of $51,125 on unrealized gain on available for sale securities. Additionally, the Company acquired and retired 12,012 shares of common stock, which were from the past president of the Company.

  In February 1998 the Board of Directors approved a 21 for 1 stock split-up of the Company's common stock payable on March 31, 1998. The split did not change the value of paid-in capital and is reflected in the accompanying financial statements as though the split had occurred at the beginning of the earliest year presented.

  Total assets decreased by $57,346 or .11% at March 31 1998 compared to December 31, 1997. Securities decreased by $324,043 (net of a market value adjustment of $819,000) or .94% as the result of several bond calls during the quarter, which resulted in an increase in cash on hand at the end of the quarter. Deferred policy acquisition costs increased by $31,840 or .32% due to increased writings of ordinary life insurance during the quarter. Deferred income tax asset decreased $173,202 or 43.4% due to decreases in GAAP policy reserves.

  Total liabilities decreased by $155,815 or .42% at March 31, 1998 compared to December 31, 1997. Future policy benefits and unpaid claims decreased $92,439 or .3 % because of the accelerated policy terminations due to implementations of rate increases on unlimited benefit cancer policies.

Results of Operations- First Quarter 1998 Compared to First Quarter 1997

  The Company experienced a net gain in the first quarter of 1998 of $343,478 compared to net loss of $17,917 in the first quarter of 1997, primarily due to an increase of $804,036 in premium income. The impact of the increase in premiums was offset by a $475,929 increase in benefits and claims. Operating expenses remained level compared to expenditures for the same period last year. Insurance taxes licenses and fees decreased $82,783 due to the cost of the ongoing triennial examination being conducted by the Mississippi Department of Insurance in the prior year. Revenue increased by 11.85% from $7,390,409 in the first quarter of 1997 to $8,266,477 in the first quarter of 1998. The increase was due to an 11.9% increase in premiums. The increase in premiums is the result of increased sales of group insurance, but this increase has been impacted by the decrease in cancer premiums due to policy lapses caused by rate increases and low sales of limited chemotherapy cancer products. Net investment income decreased as a result of recent bond calls, which resulted in lower yields on the reinvestment of the called proceeds.

  Benefits and expenses increased by $302,047 in the first quarter of 1998 compared to the first quarter of 1997, a 4.1% increase. This increase was due to a $475,929 increase in benefits and claims. Benefits and claims increased because of increased claims exposure from new sales of group supplemental products such as group dental. Commissions expense increased because of the increase in premium income. Amortization of deferred policy acquisition costs
(DPAC) decreased due to decreases in prior years in the amount of costs deferred, resulting primarily from an increase in group insurance relative to guaranteed renewable insurance. Insurance taxes licenses and fees decreased due to the costs related to a triennial examination in the prior year. Other operating expenses have remained relatively level as a result of cost cutting measures implemented by management.

                           AMERICAN PUBLIC HOLDINGS, INC.


                             PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material changes to the legal proceedings described in the Company's Annual Report on Form 10-K (File Number 0-22479).

Item 2 - Changes in Securities

None


Item 3 - Defaults Upon Senior Securities

None


Item 4 - Submission of Matters to a Vote of Security Holders

  The Annual Meeting of the Company was held on April 28 1998. The following nominees were elected to serve as directors with all of the 827,007 shares present at the meeting voting in favor of the nominees:

          Warren I. Hammett
          F. Harrell Josey
          Frank K. Junkin, Jr.
          David A. New, Sr.
          David A. New, Jr.
          Jerry C. Stovall
          Paul H. Watson, Jr.

Item 5 - Other Information

None


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

          Exhibit 27: Financial data schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  AMERICAN PUBLIC HOLDINGS, INC.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMERICAN PUBLIC HOLDINGS, INC.
                                             (Registrant)



DATE: May 13, 1998
                                             /s/ Jerry C. Stovall, President
                                             and Chief Executive Officer


DATE: May 13, 1998
                                             /s/ William F. Weems
                                             Chief Accounting Officer