Form 10-Q
period 1998-06-30
AMERICAN PUBLIC HOLDINGS INC
filed 1998-08-14
CIK 1037559

AMERICAN PUBLIC HOLDINGS, INC.

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20459

                                      FORM 10-Q


                 Quarterly Report Under Section 13 or 15 (d) of the
                           Securities Exchange Act of 1934

For the quarter ended June 30, 1998             Commission File Number 0-22479

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

            Class                             Outstanding at June 30, 1998
                                              -----------------------------
Common stock (no par value)                          1,099,287 shares

AMERICAN PUBLIC HOLDINGS, INC.

Unaudited Quarterly Financial Statements

                                                                     Page

Consolidated Balance Sheets                                            1
     June 30, 1998 and December 31, 1997

Consolidated Statements of Operations                                  2
     Three Months Ended June 30, 1998 and 1997
     Six Months Ended June 30, 1998 and 1997

Changes in Stockholders' Equity                                        3
     Twelve Months Ended December 31, 1997
     Six Months Ended June 30, 1998

Consolidated Statements of Cash Flows                                  4
     Six Months Ended June 30, 1998 and 1997

Notes To Consolidated Financial Statements                             5


American Public Holdings, Jnc.
Consolidated Balance Sheets
As of June 30, 1998 and December 31, 1997

                                                                                       1998                    1997
                                                                                       ----                    ----
ASSETS
Investments:
           Available for sale securities - at fair value (amortized cost
              of $34,353,989 in 1998  and $33,743,287 in 1997)                     $ 35,278,924            $ 34,626,186
           Mortgage loans                                                               894,815                 989,859
           Investment real estate -  net                                                700,779                 727,700
           Policy loans                                                               1,458,212               1,490,154
                                                                                   ------------            ------------

                          Total investments                                          38,332,730              37,833,899

OTHER ASSETS:
           Cash and cash equivalents                                                    583,640                 608,434
           Accrued investment income                                                    533,962                 440,614
           Accounts and notes receivable net of allowance for uncollectible
              accounts of $48,000 (1998) and $41,000 (1997)                             592,464                 455,848
           Deferred policy acquisition costs                                          9,747,478               9,798,294
           Property and equipment - net                                               2,362,457               2,193,163
           Real estate acquired in satisfaction of debt                                 485,534                 504,660
           Deferred income tax asset                                                    231,280                 399,160
           Other                                                                          3,289                 112,703
                                                                                   ------------            ------------

TOTAL ASSETS                                                                       $ 52,872,834           $  52,346,775
                                                                                   ============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
           Future policy benefits                                                  $ 33,436,935            $ 33,393,109
           Unpaid claims                                                              1,120,376               1,086,795
           Unearned premiums                                                            801,725                 843,021
           Policyholders' dividend accumulations                                        414,574                 406,456
           Accounts payable and other liabilities                                     1,020,328                 993,592
                                                                                    ------------            ------------

                          Total liabilities                                          36,793,938              36,722,973

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
           Preferred stock, $1 par value, authorized 25,000,000 shares
           Common stock, $1 stated value, authorized
              50,000,000 shares, issued and outstanding 1,099,287
              shares in 1998 and 1,111,299 shares in 1997                                52,347                  52,919
           Additional paid-in capital                                                 2,066,752               2,257,800
           Unrealized gain  on available for sale securities, net of
              deferred taxes of $185,000 (1998) and $177,000 (1997)                     739,948                 706,319
           Retained earnings                                                         13,219,849              12,606,764
                                                                                   ------------            ------------

                          Total stockholders' equity                                 16,078,896              15,623,802
                                                                                   ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 52,872,834           $  52,346,775
                                                                                   ============           =============

See notes to consolidated financial statements.



American Public Holdings, Inc.
Consolidated Statements of Operations - GAAP Basis
For Six Months Ended June 30, 1998 and 1997                         Three Months Ended June 30         Six Months Ended June 30
                                                                    --------------------------         ------------------------
                                                                         1998          1997               1998            1997
                                                                         ----          ----               ----            ----
REVENUE:
           Premiums                                                 $ 7,465,585   $ 6,662,056       $ 15,020,412    $ 13,412,847
           Net investment income                                        656,805       667,412          1,285,563       1,302,114
           Realized investment gains (losses)                             5,023       (14,804)            80,591         (27,325)
           Other Income                                                  10,501         7,425             17,825          24,862
                                                                    -----------   -----------       ------------    ------------

                                                                      8,137,914     7,322,089         16,404,391      14,712,498

BENEFITS AND EXPENSES:
           Benefits and claims                                        5,318,382     5,123,314         10,591,678       9,920,681
           Commissions expense                                          622,496       559,470          1,235,405       1,123,759
           Salaries and benefits                                        608,342       560,396          1,182,543       1,195,297
           Amortization of deferred policy acquisition costs            757,305       719,548          1,495,507       1,604,389
           Insurance taxes, licenses and fees                           274,898       309,579            502,388         619,852
           Other operating expenses                                     259,579       277,871            531,562         482,234
                                                                    -----------   -----------       ------------    ------------

                                                                      7,841,002     7,550,178         15,539,083      14,946,212
                                                                    -----------   -----------       ------------    ------------


INCOME (LOSS) BEFORE INCOME TAX
        PROVISION (BENEFIT)                                             296,912      (228,089)           865,308        (233,714)

INCOME TAX PROVISION (BENEFIT)                                           24,554       (17,502)           249,472          (5,210)
                                                                    -----------   -----------       ------------    ------------

NET INCOME (LOSS)                                                   $   272,358   $  (210,587)      $    615,836    $   (228,504)
                                                                    ===========   ===========       ============    ============

NET INCOME (LOSS) PER SHARE                                         $      0.25   $     (0.19)       $      0.56    $      (0.21)
                                                                    ===========   ===========       ============    ============


See notes to consolidated financial statements.



American Public Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity - GAAP Basis
For Periods Indicated

                                                                           Unrealized
                                                              Additional    Gain on                                       Total
                                           Common Stock        Paid-in    Available for    Retained     Treasury     Stockholders'
                                           ------------
                                         Shares     Amount     Capital   Sale Securities   Earnings       Stock         Equity
                                         ------     ------     -------   ---------------   --------       -----         ------

BALANCE, DECEMBER 31, 1996            1,202,250   $ 57,250   $ 2,232,750   $  251,408    $ 14,609,589  $(1,014,409)   $16,136,588

Change in net unrealized gain(loss)                                           454,911                                     454,911

Stock issued                              1,575         75        25,050                                                   25,125

Treasury stock retired                 (92,526)    (4,406)                                 (1,010,003)   1,014,409            0

Dividends  to stockholders                                                                   (250,171)                   (250,171)

Net loss                                                                                     (742,651)                   (742,651)
                                                                                                                                0
                                      ---------   --------   -----------   ----------    ------------  -----------    -----------

BALANCE, DECEMBER 31, 1997            1,111,299     52,919     2,257,800      706,319      12,606,764            0     15,623,802

Change in net unrealized gain(loss)                                            33,629                                      33,629

Stock retired                          (12,012)      (572)     (191,048)                                                 (191,620)

Dividends to stockholders                                                                      (2,751)                     (2,751)

Net income                                                                                    615,836                     615,836
                                                                                                                                0
                                      ---------   --------   -----------   ----------    ------------  -----------    -----------

BALANCE, JUNE 30, 1998                1,099,287   $ 52,347   $ 2,066,752   $  739,948    $ 13,219,849  $         0    $16,078,896
                                      =========   ========   ===========   ==========    ============  ===========   ============

See notes to consolidated financial statements.



American Public Holdings, Inc.
Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 1998 and June 30, 1997

                                                                                               June           June
                                                                                               1998           1997
OPERATING ACTIVITIES:
        Net income (loss)                                                               $     615,836    $   (228,504)
        Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
           Realized loss (gain) of sale of assets                                            (80,591)          27,325
           Depreciation                                                                       166,916         179,784
           Amortization of deferred policy acquisition costs                                1,495,507       1,604,389
           Deferred income tax expense (benefit)                                              159,473         (51,024)
           Decrease (increase) in receivables                                               (229,964)          73,305
           Decrease (increase) in other assets                                                109,414             431
           Policy acquisition costs deferred                                              (1,444,691)      (1,029,349)
           Increase (decrease) in liability for future policy benefits                         43,826         324,361
           Decrease in unpaid claims, accounts pay
                  and other liabilities                                                        60,317        (116,470)
           Increase in unearned premiums and
                       policyholders' dividend accumulations                                 (33,178)         (84,115)


                                      Net cash provided by operating activities               862,865         700,133

INVESTING ACTIVITIES:
        Purchase of real estate                                                                     0          (5,000)
        Proceeds from sale of real estate                                                      23,147          31,591
        Purchase of fixed maturity and short-term investments                            (30,270,045)     (10,748,557)
        Mortgage and policy loan repayments                                                   126,986         115,956
        Proceeds from maturities and calls of fixed-maturity
               and short-term investments                                                  29,735,913      10,217,015
        Property and equipment purchased                                                    (309,289)        (184,697)

                                      Net cash used in investing activities                 (693,288)        (573,692)

FINANCING ACTIVITIES:
        Dividends paid to shareholders                                                        (2,751)        (248,883)
        Payments to retire common stock                                                     (191,620)                0
                                      Net cash used in financing activities(194,371)        (248,883)

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                                                     (24,794)        (122,442)

CASH AND CASH EQUIVALENTS
        AT BEGINNING OF PERIOD                                                                608,434         602,470

CASH AND CASH EQUIVALENTS
        AT END OF PERIOD                                                                  $    583,640    $   480,028


SUPPLEMENTAL CASH FLOW INFORMATION-
Income taxes paid (refunded)                                                              $   (100,000)   $    25,000


See notes to consolidated financial statements.
Unaudited

AMERICAN PUBLIC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED AND SIX MONTHS ENDED JUNE 30. 1998 AND 1997(Unaudited)

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

     In February 1998 the Board of Directors approved a 21 for 1 stock split-up effected in the form of a stock dividend of the Company's common stock payable on March 31, 1998. The split did not change the value of paid-in capital and is reflected in the accompanying financial statements as though the split had occurred at the beginning of the earliest year presented.

3.   EARNINGS (LOSS) PER COMMON SHARE
     Earnings (loss) per common share are based on net income (loss) and the weighted average number of shares outstanding during each interim period. The number of shares used in computing the earnings per share was 1,099,687 for the quarter ended June 30, 1998 and 1,109,724 for the quarter ended June 30, 1997.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1998 AND 1997

Financial Condition - June 30, 1998 Compared to December 31, 1997

     Total stockholders' equity increased by $455,094 or 2.91% from $15,623,802 at December 31, 1997, to $16,078,896 at June 30, 1998. This
increase was due to net income of $615,836 for the first six months, plus an increase of $33,629 on unrealized gain on available for sale securities.
During the first quarter of 1998, the Company acquired and retired 12,012 shares of common stock, which were purchased from the past president of the Company. In February 1998 the Board of Directors approved a 21 for 1 stock split effected in the form of a stock dividend of the Company's common stock payable on March 31, 1998. The split did not change the value of paid-in capital and is reflected in the accompanying financial statements as though the split had occurred at the beginning of the earliest year presented.

     Total assets increased by $526,059 or 1.00% at June 30, 1998 compared to December 31, 1997. Securities increased by $652,738, or 1.89%, as the result of additional investments made through funds provided by operations and an adjustment for the increase in unrealized gain of available for sale securities. Deferred policy acquisition costs decreased by $50,816 or .52% due to a decrease in new business written during the second quarter. Deferred income tax asset decreased $167,880 or 42.1% due to decreases in the timing differences between statutory and GAAP policy reserves.

     Total liabilities increased $70,965 at June 30, 1998 compared to December 31, 1997. Future policy benefits and unpaid claims increased $77,407 or .2 % because of the aging of in force business and increases in group insurance claims. Accounts payable and other liabilities increased $ 26,736 as a result of increases in amounts due for premium and income taxes.

Results of Operations- Second Quarter 1998 Compared to Second Quarter 1997:

     The Company experienced a net gain in the second quarter of 1998 of $272,358 compared to net loss of $210,587 in the second quarter of 1997, primarily due to an increase of $803,529 in premium income. The impact of the increase in premiums was dampened by a $195,068 increase in benefits and claims.

     Operating expenses increased $29,654 over the same period last year. Insurance taxes licenses and fees decreased $18,292 due to the cost of the ongoing triennial examination in the prior year.

     Revenue increased by 11.14% from $7,322,089 in the second quarter of 1997 to $8,137,914 in the second quarter of 1998. The increase was due to a 12.1% increase in premiums. The increase in premiums is the result of increased sales of group insurance, but this growth has been impacted by the decrease in cancer premiums due to policy lapses caused by rate increases. Net investment income decreased as a result of bond calls in the first quarter, which resulted in lower yields on the reinvestment of the called proceeds.

     Benefits and expenses increased by $290,824 in the second quarter of 1998 compared to the second quarter of 1997, a 3.85% increase. This increase was due to a $195,068 increase in benefits and claims. Benefits and claims increased because of increased claims exposure from new sales of group supplemental products such as group dental. Commissions expense increased because of the increase in premium income. Amortization of deferred policy acquisition costs (DPAC) increased due to increased lapses of in force policies. The lapses are the result of implementations of rate increases. Insurance taxes licenses and fees decreased due to the costs related to a triennial examination in the prior year. Other operating expenses have increased slightly, because of higher volumes of premium collections and claims disbursements.

Results of Operations - six months ended June 30, 1998 compared to six months ended June 30, 1997:

     The Company experienced a gain in the six months ended June 30, 1998 of $615,836 compared to a net loss of $228,504 in the six months ended June 30, 1997. The gain is attributable primarily to an increase in premium income of $1,607,565 that was derived primarily from new sales of the Company's group dental product.

     Revenue increased $1,691,893 in 1998 as compared to 1997. The increase in revenue is due to an 11.99% increase in premium income. The increase in premiums is the result of increased sales of group insurance; however, this increase has been limited by policy lapses due to the implementation of rate increases on cancer and group dental products. Net investment income decreased as the result of decreases in yield brought on by numerous bond calls in the first quarter.

     Benefits and expenses increased $592,871 in 1998 as compared to 1997. The increase in expenses is due to a 6.76% increase in benefits and claims. Benefits and claims increased because of policyholder utilization of benefits provided under our group dental product, which was introduced in the second half of 1997. Commissions expense increased because of increases in premium collections. Insurance taxes, licenses and fees decreased compared to the prior year, due to the triennial examination costs incurred in 1997. Administrative costs increased due to the increased costs of processing additional premium collections and disbursing higher volumes of claims.

     Commission expense has decreased from 8.38% of premium in 1997 to 8.22% in 1998 due to a change in marketing focus from individual sales to group insurance sales. Commission rates on group insurance are typically lower than individual insurance.

     Insurance taxes licenses and fees decreased $117,464 due to costs related to a triennial examination in the prior year. Typically, taxes would be higher as the result of increased premium collections.

     Other operating expenses have increased $49,328 as a result of increased administrative costs related to processing premium collections and claim
payments.   Salaries and benefits are lower due to staff reductions achieved through attrition.

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

None


Item 5 - Other Information

None


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

          Exhibit 27: Financial data schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                  AMERICAN PUBLIC HOLDINGS, INC.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMERICAN PUBLIC HOLDINGS, INC.
                                            ------------------------------
                                             (Registrant)



DATE: August 13, 1998
                                             /s/ Joseph C. Hartley, Jr.
                                             -------------------------
                                             Joseph C. Hartley, Jr.
                                             Secretary and Counsel

DATE: August 13, 1998
                                             /s/ William F. Weems
                                             ------------------------
                                             William F. Weems
                                             Chief Accounting Officer