Form 10-Q
period 1998-09-30
AMERICAN PUBLIC HOLDINGS INC
filed 1998-11-12
CIK 1037559

AMERICAN PUBLIC HOLDINGS, INC.

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20459

                                      FORM 10-Q


                 Quarterly Report Under Section 13 or 15 (d) of the
                           Securities Exchange Act of 1934

For the quarter ended September 30, 1998        Commission File Number 0-22479

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

            Class                             Outstanding at September 30, 1998
                                              ---------------------------------
Common stock (no par value)                          1,099,287 shares

        AMERICAN PUBLIC HOLDINGS, INC.

        Unaudited Quarterly Financial Statements

                                                                        Page

        Consolidated Balance Sheets                                       1
             September 30, 1998 and December 31, 1997

        Consolidated Statements of Operations                             2
             Three Months Ended September 30, 1998 and 1997
             Nine Months Ended September 30, 1998 and 1997

        Changes in Stockholders' Equity                                   3
             Twelve Months Ended December 31, 1997
             Nine Months Ended September 30, 1998

        Consolidated Statements of Cash Flows                             4
             Nine Months Ended September 30, 1998 and 1997

        Notes To Consolidated Financial Statements                        5



American Public Holdings, Inc.
Consolidated Balance Sheets
As of September 30, 1998 and December 31, 1997

                                                                                       1998        1997
ASSETS
                                                                                       ----        ----
Investments:
     Available  for  sale  securities - at  fair  value (amortized cost of

       $35,121,912 in 1998 and $33,743,287 in 1997)                              $ 36,812,851 $ 34,626,186
     Mortgage loans                                                                   875,291      989,859
     Investment real estate -  net                                                    687,319      727,700
     Policy loans                                                                   1,454,752    1,490,154
                                                                                    ----------   ------------------------

              Total investments                                                    39,830,213   37,833,899

OTHER ASSETS:
     Cash and cash equivalents                                                        486,550      608,434
     Accrued investment income                                                        468,526      440,614
     Accounts and notes receivable net of allowance for
          uncollectible accounts of $44,000 (1998) and $41,000 532,586                455,848
     Deferred policy acquisition costs                                              9,546,711    9,798,294
     Property and equipment - net                                                   2,435,945    2,193,163
     Real estate acquired in satisfaction of debt                                     454,111      504,660
     Deferred income tax asset                                                         84,609      399,160
     Other                                                                                968      112,703

                                                                                   ----------   ------------

TOTAL ASSETS                                                                      $ 53,840,21 $ 52,346,775
                                                                                   ==========   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Future policy benefits                                                      $ 33,543,400 $ 33,393,109
     Unpaid claims                                                                  1,123,307    1,086,795
     Unearned premiums                                                                765,513      843,021
     Policyholders' dividend accumulations                                            420,658      406,456
     Accounts payable and other liabilities                                         1,085,750      993,592

                                                                                   ----------   ------------

          Total liabilities                                                        36,938,628   36,722,973

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par value,  authorized  25,000,000 shares
     Common stock, $1 stated value, authorized
          50,000,000 shares, issued and outstanding 1,099,287 shares in 1998
          and 1,111,299 shares in 1997                                                 52,347       52,919
     Additional paid-in capital                                                     2,066,752    2,257,800
     Unrealized gain  on available for sale securities, net of
          deferred taxes of $338,000 (1998) and $177,000 (1997)                     1,352,751      706,319
     Retained earnings                                                             13,429,741   12,606,764
                                                                                   ----------   ------------

          Total stockholders' equity                                               16,901,591   15,623,802
                                                                                   ----------   ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 53,840,219 $ 52,346,775
                                                                                   ==========   ============


See notes to consolidated financial statements.



American Public Holdings, Inc.
Consolidated Statements of Operations - GAAP Basis
For Nine Months Ended September 30, 1998 and 1997        Three Months Ended September 30 Nine Months Ended September 30
                                                         ------------------------------- ------------------------------
                                                          1998               1997         1998               1997
                                                          ----               ----         ----               ----
REVENUE:
   Premiums                                            $  7,506,081    $  6,856,691    $ 22,526,493   $ 20,269,538
   Net investment income                                    650,016         672,496       1,935,579      1,974,610
   Realized investment gains (losses)                       (14,450)         (2,146)         66,141        (29,471)
   Other Income                                               4,724           5,741          22,549         30,603
                                                       ------------    ------------      ----------  -------------

                                                          8,146,371      7,532,782    24,550,762      22,245,280

BENEFITS AND EXPENSES:
   Benefits and claims                                    5,240,504       4,978,568      15,832,182     14,899,249
   Commissions expense                                      422,300         536,781       1,657,705      1,660,540
   Salaries and benefits                                    558,691         602,065       1,741,234      1,797,362
   Amortization of deferred policy acquisition costs      1,099,875         670,425       2,595,382      2,274,814
   Insurance taxes, licenses and fees                       260,839         290,935         763,227        910,787
   Other operating expenses                                 297,147         349,776         828,709        832,010
                                                       ------------    ------------      ----------  -------------

                                                          7,879,356       7,428,550      23,418,439      22,374,762
                                                       ------------    ------------      ----------  -------------

INCOME (LOSS) BEFORE INCOME TAX
        PROVISION (BENEFIT)                                 267,015         104,232       1,132,323       (129,482)

INCOME TAX PROVISION (BENEFIT)                               51,534          24,733         301,006         19,523
                                                       ------------    ------------      ----------  -------------

NET INCOME (LOSS)                                      $    215,481    $     79,499    $    831,317   $   (149,005)
                                                       ============    ============      ==========   =============

NET INCOME (LOSS) PER SHARE                            $       0.20    $       0.07    $       0.76   $     (0.13)
                                                       ============    ============      ============ =============

See notes to consolidated financial statements.


American Public Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity - GAAP Basis
For Periods Indicated


                                                                               Unrealized
                                           Common Stock            Additional   Gain on                                   Total
                                      ---------------------         Paid-in    Available for      Retained  Treasury  Stockholders'
                                         Shares         Amount      Capital    Sale Securities    Earnings    Stock       Equity
                                         ------         ------      -------    ---------------    --------    -----       ------

BALANCE, DECEMBER 31, 1996            $1,202,250    $   57,250    $ 2,232,750  $    251,408    $14,609,589 $(1,014,409) $16,136,588

Change in net unrealized gain(loss)                                                 454,911                                 454,911

Stock issued                               1,575            75        25,050                                                 25,125

Treasury stock retired                   (92,526)       (4,406)                                 (1,010,003)   1,014,409          0

Dividends  to stockholders                                                                        (250,171)                (250,171)

Net loss                                                                                          (742,651)                (742,651)

                                      --------------------------   --------------------------   ----------- ------------ ----------

BALANCE, DECEMBER 31, 1997             1,111,299        52,919     2,257,800       706,319       12,606,764            0 15,623,802

Change in net unrealized gain(loss)                                                646,432                                  646,432

Stock retired                            (12,012)         (572)     (191,048)                                              (191,620)

Dividends to stockholders                                                                            (8,340)                 (8,340)

Net income                                                                                          831,317                 831,317
                                                                                                                                  0
                                      ----------    ----------    ----------   -------------     ----------  -----------  ----------

BALANCE, SEPTEMBER 30, 1998            1,099,287        52,347     2,066,752     1,352,751    13,429,741            0     16,901,591
                                       =========        ======     =========     =========    ==========     ==========   ==========

See notes to consolidated financial statements.


American Public Holdings, Inc.
Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 1998 and September 30, 1997

                                                                                    September           September
                                                                                      1998                1997
OPERATING ACTIVITIES:
    Net income (loss)                                                         $      831,317     $      (149,005)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
       Realized loss (gain) of sale of assets                                        (66,141)             29,471
       Depreciation                                                                  275,955             287,280
       Amortization of deferred policy acquisition costs                           2,595,382           2,274,814
       Deferred income tax expense (benefit)                                         152,943             (64,975)
       Decrease (increase) in receivables                                           (104,650)            111,276
       Decrease (increase) in other assets                                           111,735             (19,585)
       Policy acquisition costs deferred                                          (2,343,799)         (1,601,833)
       Increase (decrease) in liability for future policy benefits                   150,291             490,491
       Decrease in unpaid claims, accounts pay
        and other liabilities                                                        128,670             104,908
       Increase in unearned premiums and
        policyholders' dividend accumulations                                        (63,306)            (61,829)
                                                                               --------------      --------------


                     Net cash provided by operating activities                     1,668,397           1,401,013

INVESTING ACTIVITIES:
    Purchase of real estate                                                                0              (5,000)
    Proceeds from sale of real estate                                                 40,484              41,176
    Purchase of fixed maturity and short-term investments                        (44,477,812)        (70,207,396)
    Mortgage and policy loan repayments                                              149,970             161,886
    Proceeds from maturities and calls of fixed-maturity
      and short-term investments                                                  43,175,393          68,863,966
    Property and equipment purchased                                                (478,356)           (263,524)
                                                                               --------------      --------------

                     Net cash used in investing activities                        (1,590,321)         (1,408,892)

FINANCING ACTIVITIES:
    Proceeds form issuance of stock                                                        0              25,125
    Dividends paid to shareholders                                                    (8,340)           (249,020)
    Payments to retire common stock                                                 (191,620)                  0
                                                                               --------------      --------------
                     Net cash used in financing activities                          (199,960)           (223,895)
                                                                               --------------      --------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                (121,884)           (231,774)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                           608,434             602,470

                                                                               --------------      --------------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                                 486,550     $       370,696
                                                                              $==============      ==============


SUPPLEMENTAL CASH FLOW INFORMATION-
Income taxes paid                                                                    100,000     $        75,000
                                                                              $==============      ==============

Income taxes refunded                                                                100,000     $             0
                                                                              $==============      ==============

See notes to consolidated financial statements.

Unaudited

AMERICAN PUBLIC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED AND NINE MONTHS ENDED SEPTEMBER 30. 1998 AND 1997 (Unaudited)

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


     2. STOCKHOLDERS' EQUITY In January 1998 the Company acquired and retired 12,012 shares of common stock, which were purchased from a former director and past president of the Company. In February 1998 the Board of Directors approved a 20 for 1 stock split-up effected in the form of a stock dividend of the Company's common stock payable on March 31, 1998. The split did not change the value of paid-in capital and is reflected in the accompanying financial statements as though the split had occurred at the beginning of the earliest year presented.


     3. EARNINGS (LOSS) PER COMMON SHARE Earnings (loss) per common share are based on net income (loss) and the weighted average number of shares outstanding during each interim period. The number of shares used in computing the earnings per share was 1,099,554 for the quarter ended September 30, 1998 and 1,110,165 for the quarter ended September 30, 1997.


     4. COMMITMENTS AND CONTINGENCIES The Company is required to participate in certain guaranty funds and involuntary pools of insurance and is therefore exposed to undeterminable future assessments resulting from the insolvency of other insurers.

          The Company is involved in litigation incurred in the normal course of business. Management of the Company, based upon the advise of legal counsel, is of the opinion that the Company's ultimate liability, if any, which may result from the litigation will not have a material adverse effect on the consolidated financial condition or results of operations of the Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1998
AND 1997

Financial Condition - September 30, 1998 Compared to December 31, 1997

     Total   stockholders'   equity   increased  by  $1,277,789  or  8.18%  from
$15,623,802  at December 31, 1997, to  $16,901,591  at September 30, 1998.  This
increase was due to net income of $831,317 for the first nine months, plus an increase of $646,432 on unrealized gain on available for sale securities. During the first quarter of 1998, the Company acquired and retired 12,012 shares of common stock, which were purchased from the past president of the Company.

     In February 1998 the Board of Directors approved a 20 for 1 stock split-up effected in the form of a stock dividend of the Company's common stock payable on March 31, 1998. The split did not change the value of paid-in capital and is reflected in the accompanying financial statements as though the split had occurred at the beginning of the earliest year presented.

     Total assets increased by $1,493,444 or 2.85% at September 30, 1998 compared to December 31, 1997. Securities increased by $2,186,665, or 6.32%, as the result of additional investments made with funds provided by operations and an adjustment for the increase in unrealized gain of available for sale securities. Deferred policy acquisition costs decreased by $251,583 or 2.57% due to a decrease of new business written during the second quarter. Deferred income tax asset decreased $314,551 or 78.8% due to decreases in the timing differences between statutory and GAAP policy reserves and increases in deferred taxes on unrealized gain on available for sale securities.

     Total liabilities increased $215,655 at September 30, 1998 compared to December 31, 1997. Future policy benefits and unpaid claims increased $150,291 or .45 % because of the aging of in force business and increases in group insurance claims. Accounts payable and other liabilities increased $92,158 as a result of increases in amounts due for premium and income taxes.

Results of  Operations-Third Quarter 1998 Compared to Third Quarter 1997:

     The Company experienced a net gain in the third quarter of 1998 of $215,481 compared to net income of $79,499 in the third quarter of 1997, primarily due to an increase of $649,390 in premium income. The impact of the increase in premiums was dampened by a $261,936 increase in benefits and claims.

     Operating expenses decreased $96,003 compared to the same period last year. Insurance taxes licenses and fees decreased $30,096 due to the cost of the ongoing triennial examination in the prior year.

     Revenue increased by 8.15% from $7,532,782 in the third quarter of 1997 to $8,146,371 in the third quarter of 1998. The increase was due to a 9.47% increase in premiums. The increase in premiums is the result of increased sales of group insurance, but this growth has been impacted by the decrease in cancer premiums due to policy lapses caused by rate increases. Net investment income decreased as a result of bond calls in the first quarter, which resulted in lower yields on the reinvestment of the called proceeds.

     Benefits and expenses increased by $450,806 in the third quarter of 1998 compared to the third quarter of 1997, a 6.07% increase. This increase was due to a $261,936 increase in benefits and claims. Benefits and claims increased because of increased claims exposure from new sales of group supplemental products such as group dental. Commissions expense decreased due to continued emphasis on group insurance sales versus sales of individual A&H products in prior years. Amortization of deferred policy acquisition costs (DPAC) increased due to increased lapses of in force cancer and group dental policies. The lapses are the result of implementations of rate increases on cancer and group dental products. Insurance taxes licenses and fees decreased due to the costs related to a triennial examination in the prior year. Other operating expenses have decreased $96,003 because of decreases in current year administrative expenses.

     Results of Operations - Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997:

     The Company experienced a gain in the nine months ended September 30, 1998 of $831,317 compared to a net loss of $149,005 in the nine months ended September 30, 1997. The gain is attributable primarily to an increase in premium income of $2,256,955 that was derived primarily from new sales of the Company's group dental product.

     Revenue increased $2,305,482 in 1998 as compared to 1997. The increase in revenue is due to an 11.13% increase in premium income. The increase in premiums is the result of increased sales of group insurance, primarily the Company's group dental product; however, this increase has been impacted by policy lapses due to the implementation of rate increases on cancer and group dental products. Net investment income decreased as the result of decreases in yield brought on by numerous bond calls in the first quarter.

     Benefits and expenses increased $1,043,677 in 1998 as compared to 1997. The increase in expenses is due to a 6.26% increase in benefits and claims. Benefits and claims increased because of policyholder utilization of benefits provided under our group dental product, which was introduced in the second half of 1997. Commissions expense decreased because of continued emphasis on products that have lower commissions. Insurance taxes, licenses and fees decreased compared to the prior year, due to the triennial examination costs incurred in 1997. Administrative costs decreased due to costs related to the registration in 1997 of American Public Holdings, Inc. under the Securities Exchange Act of 1934.

Commission expense has decreased from 8.19% of premium in 1997 to 7.36% in 1998 due to a change in marketing focus from individual sales to group insurance sales. Commission rates on group insurance are typically lower than individual insurance.

     Insurance taxes, licenses and fees decreased $147,560 due to costs related to a triennial examination in the prior year. Typically, taxes would be higher as the result of increased premium collections.

     Other operating expenses have decreased $3,301 as a result of decreases in administrative costs. Salaries and benefits are lower due to staff reductions achieved through attrition.

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

None


Item 5 - Other Information

None


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

          Exhibit 27: Financial data schedule

(b) No reports on Form 8-K were filed during the quarter ended
    September 30, 1998.

                                  AMERICAN PUBLIC HOLDINGS, INC.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMERICAN PUBLIC HOLDINGS, INC.
                                            ------------------------------
                                             (Registrant)



DATE: November    , 1998

                                             -------------------------
                                             Joseph C. Hartley, Jr.
                                             Secretary and Counsel

DATE: November   , 1998

                                             ------------------------
                                             William F. Weems
                                             Chief Accounting Officer