Form 10-K
period 1998-12-31
AMERICAN PUBLIC HOLDINGS INC
filed 1999-03-31
CIK 1037559

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-22479

                         AMERICAN PUBLIC HOLDINGS, INC.
             (exact name of Registrant as specified in its charter)

          MISSISSIPPI                               64-0874171
(State or other  jurisdiction of        (I.R.S. Employer Identification Number)
incorporation of organization)

2305 Lakeland Drive, Jackson, Mississippi       39208
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (601-936-6600)

Securities registered pursuant to Section 12(b) of the Act:

                                 Name of Each Exchange on
     Title of Each Class              Which Registered
     -------------------         ------------------------
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

     Class                               Outstanding at March 22, 1999
     Common stock, no par value                 1,099,287 Shares

     Based on bid price for shares of common stock on March 22 , 1999, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $3,637,445.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference to Part I, II, and III of the Form 10-K report: (1) Registrant's 1998 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement dated April 6, 1999 for Registrant's Annual Meeting of Stockholders to be held April 27, 1999 (Part
III).

                         AMERICAN PUBLIC HOLDINGS, INC.
                                    FORM 10-K
                                      INDEX


                                                                  PAGE
                                                                  ----
                                     PART I
     ITEM 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . 1
     ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . .11
     ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . .11
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . .11

                                     PART II
     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . 12
     ITEM 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . .12
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . 12
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . .12
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . 12

                                    PART III
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . 12
     ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . 12
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . 13
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . 13

                                     PART IV
     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . .13

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . 15

     EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . 17

                         AMERICAN PUBLIC HOLDINGS, INC.
                                    FORM 10-K

                                     PART I

     In addition to historical information, this report contains statements which constitute forward-looking statements and information which are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 "Business" and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." All phases of the Company's operations are subject to a number of risks and uncertainties. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projections in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and many of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 1.  BUSINESS

General

     American Public Holdings, Inc. (the "Company") is a Mississippi corporation organized on December 21, 1995 by American Public Life Insurance Company ("American Public Life"), also a Mississippi corporation. The Company was formed to serve as a holding company for American Public Life.

     On February 20, 1996 the Mississippi Commissioner of Insurance approved an Agreement and Plan of Exchange (the "Plan of Exchange") pursuant to which American Public Life became a wholly-owned subsidiary of the Company, and each share of outstanding American Public Life common stock was converted into one share of the Company's common stock. The Plan of Exchange was approved by the stockholders of American Public Life at a Special Meeting held on October 29, 1996 and became effective on November 30, 1996.

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

     American Public Life is a Mississippi life and health insurance company, which began operations in 1945. It is licensed to do business in twenty-five
(25) states. American Public Life specializes in supplemental health insurance products, including cancer, accident, intensive care, heart attack/stroke, dental insurance and supplemental group insurance products such as group dental, group disability and group hospital. American Public Life also offers whole life and term life insurance contracts.

     The following table sets forth earned premiums by product line for the last three (3) years ended December 31.

                                           Year ended December 31,
                                --------------------------------------------
                                    1998            1997            1996
                                ------------    ------------    ------------
Premium revenue:
     Cancer                     $16,671,263     $17,309,712     $18,154,674
     Life insurance                 653,941         532,294         552,908
     Accident                     1,073,187       1,105,802       1,149,841
     DentaCare (Dental)           6,469,047       5,705,409       4,906,975
     Group Accident & Health      4,514,499       2,377,267         993,026
     Other Accident & Health        638,396         325,027         312,424
                                ------------    ------------    ------------
                                $30,020,333     $27,355,511     $26,069,848
                                ============    ============    ============

Underwriting income:
     Life insurance             $  (149,541)    $   (31,870)    $  (346,527)
     Accident & Health           (1,419,473)     (3,404,419)     (1,719,138)

Net Investment income             2,523,875       2,536,674       2,387,010
Other income                         29,331          34,711          26,067

Realized investment gains
 (losses)                            65,807         (24,118)        (80,291)
                                ------------    ------------    ------------
Income (loss) before income
    tax provision (benefit)     $ 1,049,999     $  (889,022)    $   174,212
                                ============    ============    ============

     The following is a discussion of the characteristics of the categories of insurance currently marketed or in force. Products are described in general terms as there are many variations resulting principally from differing state laws and regulations.

Life Insurance

     American Public Life conducts its life insurance business on a non-participating basis. American Public Life is licensed to write insurance in twenty-five (25) states. The Company markets life insurance business utilizing individual policies written on both a direct and a payroll deduction basis. Plans available include one (1), five (5) and ten (10) year renewable term insurance issued up to $1,000,000 (Maximum Retention by company $50,000). Rates for these three products are based on male and female non tobacco use and standard basis. Underwriting requirements vary by age and amount of insurance applied for. Issue ages are twenty (20) through seventy (70). The following table indicates those states which accounted for five percent (5%) or more of the total direct life insurance premiums collected by American Public Life during 1998.


                                     ($)           (%)

                  Alabama          36,287         5.21
                  Arkansas         48,531         6.97
                  Louisiana       112,345        16.14
                  Mississippi     317,064        45.56
                  Oklahoma         45,502         6.54
                  Texas            76,194        10.95
                  Others           59,969         8.63
                                 ---------       ------
                  Total          $695,892          100%
                                 =========       ======

     American Public Life offers a simplified issue whole life policy with face amounts based on monthly payroll deduction amounts of $5-$20. The maximum issue amount is $40,000. Rates are based on uni-sex and do not distinguish between smoker and non smoker. A spouse rider is available with up to $10,000 coverage. The children's protection rider provides up to $5,000 to age twenty-five (25) where it may then be converted to permanent coverage not to exceed $25,000. This product is issued to persons aged fifteen (15) through sixty-five (65) either individually or by payroll deduction.

     The family life protector is a decreasing term plan renewable to age seventy (70). Issue ages are fifteen (15) through sixty (60). Coverage is provided individually or on the entire family. Maximum issue on the primary insured per unit is $15,000. Family coverage maximums are spouse $3,000 and children $1,000. Accidental death and dismemberment coverage is included on the primary insured and spouse. Premiums may be paid individually or by payroll deduction.

     The Company has developed a Basic and Voluntary Group Term Life Policy that will compliment its existing portfolio of voluntary payroll deduction accident and health products. The Basic Policy offers coverage up to $150,000 for the insured and the Voluntary Policy offers coverage up to $100,000. A spouse rider is available with both policies, with $5,000 on the Basic Policy and $10,000 on the Voluntary Policy. Children can be insured for up to $2,500 under the Basic Policy and $10,000 under the Voluntary Policy. The maximum retention by the Company is $50,000, with the remainder being reinsured by another company.

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

                                                      Year Ended December 31,
                                                 -------------------------------
                                                    1998       1997       1996
                                                 ---------   -------   ---------
                                                          (in thousands)
Life insurance in force at the end of period:
       Ordinary - whole life                       44,233     34,772    $35,285
                - term                             10,387     12,657     15,390
       Industrial                                                  0          0
       Group life                                   6,960          0          0
                                                  --------   --------   --------
             Total                                $61,580    $47,379    $50,675
                                                  ========   ========   ========
New life insurance issued:
       Ordinary - whole life                       11,537      3,411      3,191
                - term                                326        819        678
       Industrial                                                  0          0
       Group life                                   6,960          0          0
                                                  --------   --------  ---------
             Total                                $18,823    $ 4,230   $  3,869
                                                  ========   ========  =========
Premium Income                                    $   654    $   532   $    553
                                                  ========   ========  =========

Accident and Health Insurance

     American Public Life is licensed to write accident and health ("A&H") insurance in twenty-five (25) states. The following table indicates those states which accounted for five percent (5%) or more of the total direct A&H premiums collected by American Public Life during 1998.


     Alabama                 $ 1,456,790       5.00%
     Arkansas                  1,509,662       5.15%
     Louisiana                 9,227,591      31.45%
     Mississippi               6,474,667      22.07%
     Oklahoma                  2,471,243       8.42%
     Texas                     4,484,878      15.29%
     Others                    3,715,879      12.62%
                             ------------   ---------
     Total                   $29,340,710     100.00%
                             ============   =========

     American Public Life's A&H portfolio includes plans that may be marketed either on an individual basis or by payroll deduction. The bulk of new sales are by payroll deduction with American Public Life taking advantage of the popularity of this distribution method. The Company's Supplemental Cancer plans, once the Company's lead products, have been restructured and as a result, Voluntary Group Dental, DentaCare (American Public Life's PPO Dental Plan), Disability Income, both group and guaranteed renewal along with medical supplement plans, have become the Company's leading products. Accident, Heart Disease and Intensive Care products are also being successfully marketed on a payroll deduction basis.

     American Public Life's marketing structure consists of fifty-three (53) general agents and seven hundred fifty (750) soliciting agents. The Company has expanded its general agent network with the contracting of four (4) general agents. Three (3) of these new general agents will give the Company activity in states where there has been no significant production in the past.

     As the Company increases its product base and general agent network, together with the popularity of payroll deduction as a means of distribution, it is anticipated that the Company will continue to grow and it is expected that American Public Life's knowledge and experience in this distribution method will give it a significant advantage over its competitors in the future.

Investments

     American Public Life is regulated as to the types of investments which it can make and the amount of funds which it may maintain in any one type of investment. American Public Life's investment policy emphasizes investment grade corporate bonds, political subdivision bonds, mortgage-backed securities issued by government agencies and United States Treasury securities. Investment real estate and mortgage loans are gradually being liquidated as markets present themselves.

     The following table sets forth certain information concerning American Public Life's investments at the dates shown.

                                          Year Ended December 31,
                                 ------------------------------------------
                                    1998           1997           1996
                                 ------------   ------------   ------------
Securities:
  Available for sale             $35,780,591    $34,626,186    $32,720,388
  Held to maturity                       ---            ---            ---
Mortgage loans on real estate        683,649        989,859      1,075,268
Investment real estate               673,858        727,700        781,542
Policy loans                       1,419,072      1,490,154      1,600,398
Short-term investments                   ---            ---            ---
                                 ------------   ------------   ------------
  Total investments              $38,557,170    $37,833,899    $36,177,596
                                 ============   ============   ============


    The results with respect to the foregoing investments are as follows:

Net investment income                     $2,523,875  $2,536,674  $2,387,010
Realized investment gains (losses)
 (before income taxes)                        65,807     (24,118)    (80,291)
Average yield on investments                    6.79%       6.94%       6.73%
Economic yield on investments
(includes realized and unrealized
  capital gains)                                7.49%       8.33%       6.51%

     As of December 31, 1998 the maturity schedule for all available for sale securities held by American Public Life at amortized cost was as follows:


                          Maturity Schedule
-----------------------------------------------------------------------
                              Amortized
Maturity                        Cost                Percentage of Total
-----------------------------------------------------------------------
Due in one year or less      $     99,763                  .29%
Due in one to five years        2,609,770                 7.53%
Due in five to ten years        3,131,559                 9.04%
Due after ten years            12,001,113                34.65%
                             -------------             ---------
                               17,842,205                51.51%
Mortgage-backed securities     16,795,957                48.49%
                             -------------             ---------
                             $ 34,638,162               100.00%
                             =============             =========

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

Marketing and Distribution

     American Public Life's insurance products are marketed through an independent field force of fifty- three (53) general agents and seven hundred fifty (750) producing agents. The American Public Life marketing department provides training support to its field force on a periodic basis throughout the year. Agents are compensated through the payment of commissions which are calculated as a percentage of collected premium revenue.

     The following agencies have accounted for more than ten percent (10%) of the new coverage issued in 1996, 1997 and 1998.

                                1998      1997      1996
                                ----      ----      ----
        Clinton, Ruston, LA       9%        8%       11%
        Benoit, Kenner, LA       19%       18%       31%
        MGM, Plano, TX           24%       26%       23%

These percentages generally reflect the percentage of distribution of premium income. The Clinton agency has exceeded ten percent (10%) for nine (9) years, excluding 1997 and 1998, the Benoit agency has exceeded ten percent (10%) for six (6) years, and the MGM agency has exceeded ten percent (10%) for twenty-four
(24) years.

Reserve Liabilities

     American Public Life maintains reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated by an independent actuarial firm, Wakely and Associates, Inc., and are certified to be sufficient to meet policy and contract obligations as they mature. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 1998, the total reserves of American Public Life were $34,624,922. American Public Life believes that such reserves for future policy benefits were calculated in accordance with generally accepted actuarial methods and that such reserves are adequate to provide for future policy benefits with respect to American Public Life.

Underwriting Activities

     American Public Life maintains an underwriting department which seeks to evaluate the risks associated with the issuance of an insurance policy. American Public Life's underwriting and policy issue department is staffed by eight (8) employees. The department is responsible for data entry, underwriting and policy issue. Underwriters determine whether an application is accepted or declined. The underwriting process consists of a review of the information contained in the application in conjunction with information obtained through the medical information bureau, and through its review of medical histories furnished upon request.

     In certain instances American Public Life conducts telephone interviews to verify the information on the application and to obtain additional information necessary to enable American Public Life to make an assessment of the applicant's functional and cognitive capacities. American Public Life does not require physical examinations as part of the underwriting process, as this is not generally required for the type of coverages offered.

Claims Administration

     Claims under American Public Life's policies are administered by a claims department comprised of eighteen (18) employees. The claim adjudication process principally includes verification of coverage, analysis of medical records, interpretation of policy language and computation and payment of benefits. American Public Life utilizes a physician who provides advice and direction with regard to medical matters as they relate to American Public Life's claim adjudication process.

Reinsurance

     American Public Life's maximum retention on any one life is $50,000 for life insurance and waiver of premium benefits. All accidental death benefits are reinsured. There is minimal risk because of the reinsurers used and the relatively low amount of reinsurance credits taken. The principal reinsurers of American Public Life are as follows:

                    Business Men's Assurance
                    Life Reassurance Corp.
                    Lincoln National Life
                    Munich American
                    CNA

     American Public Life also has a small amount of reinsurance on its accident and health insurance. Lonestar Life Insurance Company reinsures twenty-five percent (25%) of a small block of cancer insurance that was assumed from another company in 1992. Additionally, the heart transplant benefit on the heart attack/stroke policy is one hundred percent (100%) reinsured with Cologne Life Reinsurance Company.

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

     Numerous proposals to reform the current health care system have been introduced in Congress and state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of "managed competition" among health plans, and a single- payer, public program. A number of states have passed or are considering legislation that would limit the differentials in rates that insurers could charge for health care coverages between new business and renewal business for similar demographic groups. State legislation has also been adopted or is being considered that would make health insurance available to all small groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring insurers to offer a basic plan exempt from certain benefits as well as a standard plan, or by establishing a mechanism to spread the risk of high risk employees to all small group insurers.

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

     Payment of dividends by American Public Life is restricted by law to available net surplus computed on a statutory basis. In addition, without the prior approval of the Mississippi Commissioner of Insurance, the size of any dividend by American Public Life during any twelve (12) month period is limited to the lesser of (i) ten percent (10%) of surplus; or (ii) net gain from operations for the past three (3) years, less dividends paid in the past two (2) years.

Premiums

     Premium rates for all of American Public Life's products are generally subject to state regulation. Premium regulations vary greatly among jurisdictions and product lines. Rates are established by American Public Life's consulting actuary and are reviewed by the regulatory authorities in most states. Rate changes must generally be filed and approved by these authorities.

Competition

     American Public Life is engaged in a highly competitive business and competes with many insurance companies of substantially greater financial resources, including stock and mutual insurance companies. Mutual insurance companies return profits, if any, to policyholders rather than stockholders; therefore, mutual insurance companies may be able to charge lower net premiums than those charged by stock insurers. Accordingly, stock insurers such as American Public Life must attempt to achieve competitive premium rates through greater volume, efficiency of operation and control of expenses. A large number of insurance companies are licensed to sell accident and health insurance, cancer insurance and dental insurance. These include substantially all of the major carriers in the United States. A number of these companies specialize in supplemental health insurance and may have considerably greater financial resources and larger networks of agents than American Public Life.

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

Number of Employees

     The Company employs a total of seventy-eight (78) persons, all of whom are full-time, as follows:

                  New Business                       8
                  Customer Service                  17
                  Financial & Data Processing        6
                  Marketing                          7
                  Legal, Compliance & Services       5
                  Claims                            18
                  DentaCare Services                 8
                  All Other                          9
                                                  -----
                                                    78

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

Executive Officers of the Registrant

     The executive officers of the Registrant, including their positions with the Registrant, their ages and their principal occupations for the last five (5) years are as follows:

     Dianne D. Aycock. Age 38. Ms. Aycock is Vice President-Claims of American Public Life, a position she has held since April 1, 1997. From January 1, 1995 to April 1, 1997, she was Vice President-Administration. From March 1, 1994 to January 1, 1995, she was a Director of Administration. Prior to March 1, 1994, she was Manager of Policy Owner Services.

     Joseph C. Hartley, Jr. Age 57. Mr. Hartley is Senior Vice President, Counsel and Secretary/Treasurer of American Public Life, and Secretary of the Company. He has been employed in a senior position with American Public Life since December, 1993. Prior to December, 1993, Mr. Hartley was employed as an attorney with David New Oil Company.

     Alison James, Jr. Age 53. Mr. James is a Vice President and Agency Director of American Public Life.

     Frank K. Junkin, Jr. Age 48. Mr. Junkin has been Senior Vice President, Marketing of American Public Life for more than five years. He has served as a director of American Public Life since 1987 and of the Company since its organization in December, 1995.

     Richard K. Mills. Age 56. Mr. Mills is Vice President-Sales of American Public Life, a position he has held since January, 1997. He was employed by American Public Life in January, 1994, and prior to that time was self-employed in the insurance business.

     Sharon D. Starnes. Age 35. Ms. Starnes is Vice President-Customer Service of American Public Life, a position she has held since February 1, 1997. From August 15, 1996 to February 1, 1997, she was a Senior Manager-Accounting. Prior to that time she was a Manager-Accounting.

     Jerry C. Stovall. Age 62. Mr. Stovall was elected President and Chief Executive Officer of the Company and American Public Life effective September 2, 1997. Mr. Stovall was Executive Vice President of American Public Life from October, 1996 through August, 1997. Until May, 1995, when he retired, Mr. Stovall was President of Lamar Life Insurance Company.

     William F. Weems. Age 42. Mr. Weems is Vice President-Financial of American Public Life and Treasurer of the Company. Mr. Weems has been employed by American Public Life in a senior position since November, 1993. Prior to November, 1993, he was employed as an accountant with The Andrew Jackson Life Insurance Company.

     Lawrence Powers. Age 45. Mr. Powers is Senior Vice President-Administration of American Public Life Insurance Company. He has been employed in a senior position at American Public Life Insurance Company since September 1998. Prior to September 1998, Mr. Powers was a Division Vice President of Owens & Minor, Inc.

     Chippy V. Barton. Age 58. Mr. Barton is Vice President-Underwriting/New Business, a position he has held since July 1998. Prior to July 1998, he was employed as a Vice President of New Business Administration with Southern Farm Bureau Life Insurance Company.

Year 2000

     The year 2000 computer issue is caused by computer programs being written using two (2) digits rather than four (4) to identify the applicable year. Since most older application software only contains the two digits, many systems will identify January 1, 2000 as January 1, 1900 which has the potential to cause many computer systems and software programs to generate incorrect results, or worse, not function at all. The magnitude of the problem extends beyond the computer environment as many business machines and other office equipment also have date sensitive functions. In 1996 the Company decided to replace its existing software, which had been developed in 1985, because of the age of the system and the need to implement system enhancements to deal with a growing and changing business which still handled many functions manually. This decision had the collateral benefit of addressing Year 2000 problems. An outside consultant was hired who beginning in January 1996 developed new software for all material automated functions, though some important functions are still handled manually. New hardware was purchased to support the new software. The new systems are designed to accommodate a four-digit year. Component testing began January 1998. System testing began June 1998. The new system was implemented on January 4, 1999 and is currently in use by the Company. The cost incurred in replacing the Company's system will be capitalized and amortized over the useful life of the system. Costs incurred in 1998 were not material to the Company's financial statements.

     The Company has identified policy administration, policy records, billing and collections, claims processing and telephones as mission critical functions. No automated systems are used in policy records and claims processing is a partially manual function. Year 2000 issues with respect to policy administration, billing and collections, and the automated portion of claims processing have been addressed through the implementation of the new system. The Company has also acquired and installed a new telephone system that is Year 2000 compliant.

     The Company outsources one significant function, payroll processing, to a third party which has certified Year 2000 readiness to the Company. Certifications of Year 2000 readiness have also been received from all significant business partners identified by the Company, including its actuary, the manger of its investment portfolio and its primary bank. The Company does not believe that the non-compliance of vendors or counter parties would have a material effect on the Company's financial statements as the Company does not rely on any significant vendors or counter parties for its business.

ITEM 2.   PROPERTIES

     American Public Life owns its principal executive offices located at 2305 Lakeland Drive, Jackson, Mississippi. The building consists of approximately thirty thousand (30,000) square feet, and was constructed in 1985. The Company also owns a building on 480 E. Woodrow Wilson Drive, Jackson, Mississippi, the old home office, which is being leased. The building consists of approximately fifteen thousand (15,000) square feet. There are no encumbrances on these properties. Management believes the buildings are in good condition and adequate for the Company's foreseeable needs.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's shareholders during the fourth quarter of 1998.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     The information required by this item can be found in "Market Information and Dividends" included in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this item can be found in the table captioned "American Public Holdings, Inc. Summary of Consolidated Selected Financial Data" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Registrant and the accompanying notes to the financial statements along with the report of the independent public accountants and the supplementary financial information are contained in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in accountants within the two (2) year period ended December 31, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the directors and executive officers of the Registrant can be found under Item 1 Description of Business of this Report on Form 10-K and under the headings "Election of Directors" and "Executive Compensation" in the Proxy Statement to shareholders dated April 6, 1999, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item can be found under the heading "Executive Compensation" in the Proxy Statement dated April 6, 1999, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and the officers and directors can be found under the headings "Stock Ownership of Principal Stockholder" and "Stock Ownership of Directors and Officers" in the Proxy Statement dated April 6, 1999, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A-1. Financial Statements

     The report of Deloitte & Touche LLP, independent auditors, and the following consolidated financial statements of American Public Holdings, Inc. and subsidiaries are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated into Part II, Item 8, herein by reference.

     Consolidated Balance Sheets - December 31, 1998 and 1997
     Consolidated Statements of Operations and Comprehensive Income (Loss) -
       Years ended December 31, 1998, 1997 and 1996
     Consolidated  Statements of Changes in Stockholders' Equity  -  Years
       ended December 31, 1998, 1997 and 1996
     Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996
     Notes to the Consolidated Financial Statements

A-2. Financial Statement Schedules

     Independent Auditors' Report on Schedules
     Schedule II - Condensed Financial Information of Registrant
     Schedule V - Valuation and Qualifying Accounts

A-3. Exhibits Required by Item 601 of Regulation S-K

      *2        Agreement and Plan of Exchange
      *3(a)     Articles of Incorporation of American Public Holdings, Inc.
      *3(b)     Bylaws of American Public Holdings, Inc.
     **10.1     Form of Bonus Arrangement
       13       Portions of Annual Report to Stockholders
      *21       Subsidiaries of Registrant
       27       Financial Data Schedule

     * These Exhibits were originally filed as exhibits to the Registrant's Form 10 filed April 30, 1997, (File No. 000-22479) and are incorporated herein by reference.

    ** Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

B.   Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN PUBLIC HOLDINGS, INC.


                                   BY: /s/ Jerry C. Stovall
                                       -----------------------------------------
                                        JERRY C. STOVALL
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                        (PRINCIPAL EXECUTIVE OFFICER)


                                   BY: /s/ William F. Weems
                                       -----------------------------------------
                                        WILLIAM F. WEEMS
                                        VICE PRESIDENT FINANCIAL
                                        (PRINCIPAL FINANCIAL OFFICER AND
                                        PRINCIPAL ACCOUNTING OFFICER)


                                   DATE:  MARCH 30, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:    March 30, 1999            BY: /s/ Warren I. Hammett
                                       -----------------------------------------
                                       Warren I. Hammett, Director


DATE:    March 30, 1999            BY: /s/ F. Harrell Josey
                                       -----------------------------------------
                                       F. Harrell Josey, D.V.M., Director


DATE:    March 30, 1999            BY: /s/ Frank K. Junkin, Jr.
                                       -----------------------------------------
                                       Frank K. Junkin, Jr., Director


DATE:    March 30, 1999            BY: /s/ David A. New, Sr.
                                       -----------------------------------------
                                       David A. New, Sr., Director


DATE:    March 30, 1999            BY: /s/ David A. New, Jr.
                                       -----------------------------------------
                                       David A. New, Jr., Director


DATE:    March 30, 1999            BY: /s/ Paul H. Watson, Jr.
                                       -----------------------------------------
                                       Paul H. Watson, Jr., Director

                                  EXHIBIT INDEX


          13     Portions of Annual Report to Stockholders

          27     Financial Data Schedule