Form 10-Q
period 1999-03-31
AMERICAN PUBLIC HOLDINGS INC
filed 1999-05-17
CIK 1037559

AMERICAN PUBLIC HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For the quarter ended March 31, 1999        Commission File Number 0-22479

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

            Class                             Outstanding at March 31, 1999

Common stock (no par value)                         1,099,287 shares

AMERICAN PUBLIC HOLDINGS, INC.

Unaudited Quarterly Financial Statements

                                                               Page


Consolidated Balance Sheets                                      1
   March 31, 1999 and December 31, 1998


Consolidated Statements of Operations                            2
   Three Months Ended March 31, 1999 and 1998


Changes in Stockholders' Equity                                  3
   Twelve Months Ended December 31, 1998
   Three Months Ended March 31, 1999


Consolidated Statements of Cash Flows                            4
   Three Months Ended March 31, 1999 and 1998


Notes To Consolidated Financial Statements                       5

AMERICAN PUBLIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1999 AND DECEMBER 31, 1998


                                                                        1999          1998
ASSETS                                                                  ----          ----
Investments:
   Available for sale securities - at fair value (amortized cost

     of $33,487,553 in 1999  and $34,638,162 in 1998)               $34,139,766   $35,780,591
   Mortgage loans                                                       664,802       683,649
   Investment real estate -  net                                        660,398       673,858
   Policy loans                                                       1,423,020     1,419,072
                                                                    ------------  ------------
       Total investments                                             36,887,986    38,557,170


OTHER ASSETS:
   Cash and cash equivalents                                          1,862,249       767,080
   Accrued investment income                                            428,397       545,855
   Accounts and notes receivable net of allowance for
     uncollectible accounts of $26,000 (1999) and $29,000 (1998)        589,744       464,461
   Deferred policy acquisition costs                                  9,036,857     9,285,999
   Property and equipment - net                                       2,281,320     2,322,711
   Real estate acquired in satisfaction of debt                         384,216       427,185
   Deferred income tax asset                                            404,428       255,624
   Other                                                                 42,552        71,839
                                                                    ------------  ------------

TOTAL ASSETS                                                        $51,917,749   $52,697,924
                                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Future policy benefits                                           $32,457,171   $32,743,852
   Unpaid claims                                                      1,219,746     1,145,909
   Unearned premiums                                                    729,162       735,161
   Policyholders' dividend accumulations                                421,273       415,214
   Accounts payable and other liabilities                             1,088,093     1,106,557
                                                                    ------------  ------------
        Total liabilities                                            35,915,445    36,146,693

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value, authorized 25,000,000 shares
   Common stock, $1 stated value, authorized
     50,000,000 shares, issued and outstanding 1,099,287 shares
     in 1999 and 1,099,287 shares in 1998                                52,347        52,347
   Additional paid-in capital                                         2,066,752     2,066,752
   Unrealized gain  on available for sale securities, net of
     deferred taxes of $130,000 (1999) and $228,000 (1998)              521,770       913,943
   Retained earnings                                                 13,361,435    13,518,189
                                                                    ------------  ------------

        Total stockholders' equity                                   16,002,304    16,551,231
                                                                    ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $51,917,749   $52,697,924
                                                                    ============  ============

See notes to consolidated financial statements.

American Public Holdings, Inc.
Consolidated Statements of Operations - GAAP Basis
For Three Months Ended March 31, 1999 and 1998

                                                   Three Months Ended March 31
                                                   ---------------------------
                                                      1999             1998
                                                      ----             ----

REVENUE:
         Premiums                                  $  7,331,720   $  7,554,827
         Net investment income                          651,812        628,758
         Realized investment gains (losses)             (13,923)        75,568
         Other Income                                     4,216          7,324
                                                   -------------  -------------
                                                      7,973,825      8,266,477

BENEFITS AND EXPENSES:
         Benefits and claims                          5,473,681      5,273,296
         Commissions expense                            592,505        612,909
         Salaries and benefits                          665,428        574,201
         Amortization of deferred policy
           acquisition costs                            833,553        738,202
         Insurance taxes, licenses and fees             263,507        227,490
         Other operating expenses                       331,394        271,983
                                                   -------------  -------------
                                                      8,160,068      7,698,081
                                                   -------------  -------------

INCOME (LOSS) BEFORE INCOME TAX
  PROVISION (BENEFIT)                                  (186,243)       568,396

INCOME TAX PROVISION (BENEFIT)                          (29,513)       224,918
                                                   -------------  -------------

NET INCOME (LOSS)                                  $   (156,730)  $    343,478

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
         Decrease in unrealized gain on
           investment securities                       (490,216)       (63,906)
         Reclassification of (gains) losses
           included in net income                        98,043         12,781
                                                   -------------  -------------

COMPREHENSIVE INCOME                                   (548,903)       292,353
                                                   =============  =============

NET INCOME (LOSS) PER SHARE                        $      (0.14)  $       0.31
                                                   =============  =============


See notes to consolidated financial statements.

American Public Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity - GAAP Basis For Periods Indicated



                                                                          Accumulated
                                    Common Stock          Additional      Other Comp-                                 Total
                                ----------------------     Paid-in         rehensive       Retained     Treasury   Stockholders'
                                 Shares        Amount      Capital          Income         Earnings      Stock        Equity
                                ----------  ----------    ------------    ------------   -------------  --------   --------------

BALANCE, January 1, 1998        1,111,299   $  52,919     $ 2,257,800     $    706,319   $ 12,606,764   $      0   $  15,623,802

Change in net unrealized gain
  (loss)                                                                       207,624                                   207,624

Stock Retired                     (12,012)       (572)       (191,048)                                                  (191,620)

Dividends  to stockholders                                                                    (10,347)                   (10,347)

Net income                                                                                    921,772                    921,772
                                                                                                                               0
                                ----------  ----------    ------------    -------------  -------------  --------   --------------
BALANCE, DECEMBER 31, 1998      1,099,287      52,347       2,066,752          913,943     13,518,189          0      16,551,231

Change in net unrealized gain
  (loss)                                                                      (392,173)                                 (392,173)

Dividends to stockholders                                                                         (24)                       (24)

Net income (loss)                                                                            (156,730)                  (156,730)
                                                                                                                               0
                                ----------  ----------    ------------    -------------  -------------  --------   --------------
BALANCE, MARCH 31, 1999         1,099,287   $  52,347     $ 2,066,752     $    521,770   $ 13,361,435   $      0   $  16,002,304
                                ==========  ==========    ============    =============  =============  ========   ==============


See notes to consolidated financial statements.

American Public Holdings, Inc.
Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 1999 and March 31, 1998

                                                            March        March
                                                            1999         1998
                                                            -----        -----
OPERATING ACTIVITIES:
  Net income (loss)                                      $ (156,730)  $ 343,478
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Realized loss (gain) of sale of assets                 13,923     (75,568)
      Depreciation                                           99,140      83,458
      Amortization of deferred policy acquisition costs     833,553     738,202
      Deferred income tax expense (benefit)                 (50,761)    185,983
      Decrease (increase) in receivables                     (7,825)    (24,033)
      Decrease (increase) in other assets                    29,287         128
      Policy acquisition costs deferred                    (584,411)   (770,042)
      Increase (decrease) in liability for future policy
        benefits                                           (286,681)   (143,195)
      Increase (decrease) in other liabilities               55,433     (12,620)
                                                         -----------  ----------
             Net cash provided by operating activities      (55,072)    325,791

INVESTING ACTIVITIES:
  Proceeds from sale of real estate                          24,256      16,908
  Purchase of fixed maturity and short-term investments (13,212,289) (3,298,827)
  Mortgage and policy loan repayments                        14,899      80,015
  Proceeds from maturities and calls of fixed-maturity
    and short-term investments                           14,367,688   3,635,534
  Property and equipment purchased                          (44,289)   (143,883)
                                                         ----------- -----------
             Net cash used in investing activities        1,150,265     289,747

FINANCING ACTIVITIES:
  Dividends paid to shareholders                                (24)     (2,264)
  Payments to retire common stock                                      (191,620)
                                                         ----------- -----------
             Net cash used in financing activities              (24)   (193,884)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        1,095,169     421,654

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                    767,080     608,434
                                                         ----------- -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                      $ 1,862,249 $ 1,030,088
                                                         =========== ===========

SUPPLEMENTAL CASH FLOW INFORMATION-
Income taxes paid (refunded)                            $         0 $         0
                                                         =========== ===========

See notes to consolidated financial statements.

AMERICAN PUBLIC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED AND THREE MONTHS ENDED MARCH 31. 1999 AND 1998
(UNAUDITED)

1.  BASIS OF PRESENTATION
    The consolidated financial statements include those of American Public Holdings, Inc., and its wholly owned subsidiary, American Public Life Insurance Company (APL), and APL's wholly owned subsidiary, DentaCare Marketing and Administration, Inc. All significant inter-company balances and transactions have been eliminated.

    These interim financial statements have been prepared on the basis of accounting principles used in the annual financial statements ended
    December 31, 1998, and must be read in conjunction with the 1998 statements. In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments necessary for a fair statement of consolidated financial position and results of operations of the Company for the interim periods.

2.  STOCKHOLDERS' EQUITY
    In January 1998 the Company acquired and retired 12,012 shares of common stock, which were purchased from a former director and past president of the the Company.

    In February 1998 the Board of Directors approved a 20 for 1 stock split-up effected in the form of a stock dividend of the Company's common stock payable on March 31, 1998. The split did not change the value of paid-in capital and is reflected in the accompanying financial statements as though the split had occurred at the beginning of the earliest year presented.

3.  EARNINGS (LOSS) PER COMMON SHARE
    Earnings (loss) per common share are based on net income (loss) and the weighted average number of shares outstanding during each interim period. The number of shares used in computing the earnings per share was 1,099,287 for the quarter ended March 31, 1999 and 1,109,724 for the quarter ended March 31, 1998.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

Financial Condition - March 31, 1999 Compared to December 31, 1998

     Total stockholders' equity decreased by $548,927 or 3.31% from $16,551,231 at December 31, 1998, to $16,002,304 at March 31, 1999. This decrease was due to a net loss of $156,730 for the first quarter and a decrease in the unrealized gain on investment securities.

     Total assets decreased by $780,175 or 1.48% at March 31, 1999 compared to December 31, 1998. Securities decreased by $1,640,825 (net of a market value adjustment of $490,216) or 4.59% as the result of collections of principal payments on mortgage backed securities, which had not been reinvested by the end of the quarter. Deferred policy acquisition costs decreased by $249,142 or 2.68% due to fewer writings of ordinary life insurance during the quarter. Total liabilities decreased $231,248 at March 31, 1999 compared to December 31, 1998. Future policy benefits and unpaid claims decreased $212,844 or .63 % because of the accelerated policy terminations due to implementation of rate increases on unlimited benefit cancer policies. Accounts payable and other liabilities decreased $18,464 as a result of payment of year end premium tax liabilities.

Results of Operations-  First Quarter  1999 Compared  to First Quarter 1998

     The Company experienced a net loss in the first quarter of 1999 of $156,730 compared to net gain of $343,478 in the first quarter of 1998, primarily due to an decrease of $223,107 in premium income and an increase of $200,385 in benefits and claims.

     Revenue decreased by 3.54% from $8,266,477 in the first quarter of 1998 to $7,973,825 in the first quarter of 1999. The decrease was due to an 2.95% decrease in premiums. The decrease in premiums is the result of policy lapses caused by rate increases and relatively flat sales during the fourth quarter of 1998 and the first quarter of 1999 as compared to the same periods in previous year. Net investment income increased as a result of additional revenue from reinvesting cash flow from the prior year.

     Benefits and expenses increased by $461,987 in the first quarter of 1999 compared to the first quarter of 1998, a 6.0% increase. This increase was due to a $200,385 increase in benefits and claims. Benefits and claims increased because of increased claims exposure from new sales of group supplemental products such as group dental. Commissions expense decreased because of the decrease in sales. Amortization of deferred policy acquisition costs (DPAC) increased due to an increase in lapses of cancer policies. Salaries and benefits and other operating expenses have increased due to additional staffing added during the fourth quarter of 1998. Additionally, the Company invested in a new logo, and a regional advertising campaign designed for the recruitment on new agents. Taxes, licenses and fees have increased over the prior year as a result of higher payroll taxes.

     The decrease in unrealized gain in investment securities of $490,216 was due to market factors, which affected the value of the Company's investment portfolio generally.

                         AMERICAN PUBLIC HOLDINGS, INC.


                           PART II: OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

  (a) Exhibits

      Exhibit 27: Financial data schedule

  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                         AMERICAN PUBLIC HOLDINGS, INC.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN PUBLIC HOLDINGS, INC.
                                        (Registrant)



DATE: May 17, 1999                      BY:
                                           ----------------------------------
                                           Joseph C. Hartley, Jr., Secretary




DATE: May 17, 1999                      BY:
                                           ----------------------------------
                                           William F. Weems
                                           Chief Accounting Officer