Form 10-Q
period 1999-06-30
AMERICAN PUBLIC HOLDINGS INC
filed 1999-08-16
CIK 1037559

AMERICAN PUBLIC HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For the quarter ended June 30, 1999        Commission File Number 0-22479

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

            Class                             Outstanding at June 30, 1999

Common stock (no par value)                         1,099,287 shares

AMERICAN PUBLIC HOLDINGS, INC.
Unaudited Quarterly Financial Statements

                                                                 Page

Consolidated Balance Sheets                                        1
  June 30, 1999 and December 31, 1998

Consolidated Statements of Operations                              2
  Three Months Ended June 30, 1999 and 1998
  Six Months Ended June 30, 1999 and 1998

Changes in Stockholders' Equity                                    3
  Twelve Months Ended December 31, 1998
  Six Months Ended June 30, 1999

Consolidated Statements of Cash Flows                              4
  Six Months Ended June 30, 1999 and 1998

Notes To Consolidated Financial Statements                         5

AMERICAN PUBLIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 1999 (Unaudited) and December 31, 1998 (Audited)


                                                                           1999          1998
ASSETS                                                                     ----          ----
Investments:
   Available for sale securities - at fair value (amortized cost

     of $34,056,414 in 1999  and $34,638,162 in 1998)                  $33,850,752    $35,780,591

   Mortgage loans                                                          652,287        683,649
   Investment real estate -  net                                           646,938        673,858
   Policy loans                                                          1,430,021      1,419,072
                                                                       -----------    -----------
             Total investments                                          36,579,998     38,557,170

OTHER ASSETS:
   Cash and cash equivalents                                               525,689        767,080
   Accrued investment income                                               565,146        545,855
   Accounts and notes receivable net of allowance for
     uncollectible accounts of $23,000 (1999) and $29,000 (1998)           705,804        464,461
   Deferred policy acquisition costs                                     9,312,593      9,285,999
   Property and equipment - net                                          2,219,277      2,322,711
   Real estate acquired in satisfaction of debt                            345,523        427,185
   Deferred income tax asset                                               526,418        255,624
   Other                                                                   149,384         71,839
                                                                       -----------    -----------
TOTAL ASSETS                                                           $50,929,832    $52,697,924
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Future policy benefits                                               $32,475,454    $32,743,852
  Unpaid claims                                                          1,325,459      1,145,909
  Unearned premiums                                                        746,709        735,161
  Policyholders' dividend accumulations                                    420,541        415,214
  Accounts payable and other liabilities                                 1,060,121      1,106,557
                                                                       -----------    -----------
            Total liabilities                                           36,028,284     36,146,693


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, authorized 25,000,000 shares
    Common stock, $1 stated value, authorized 50,000,000 shares, issued and outstanding 1,099,287 shares in 1999 and 1,099,287
    shares in 1998                                                          52,347         52,347
  Additional paid-in capital                                             2,066,752      2,066,752
  Other Comprehensive Income- Unrealized gain (loss) on available for sale securities, net of deferred taxes of $41,000 (1999)
    and $228,000 (1998)                                                   (164,530)       913,943
  Retained earnings                                                     12,946,979     13,518,189
                                                                       ------------   -----------
            Total stockholders' equity                                  14,901,548     16,551,231
                                                                       ------------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $50,929,832    $52,697,924
                                                                       ===========    ===========

See notes to consolidated financial statements.

American Public Holdings, Inc.
Consolidated Statements of Operations - GAAP Basis
For Six Months Ended June 30, 1999 and 1998


                                                    Three Months Ended June 30        Six Months Ended June 30
                                                   ---------------------------        -------------------------
                                                      1999             1998             1999            1998
                                                      ----             ----             ----            ----

REVENUE:
        Premiums                                   $ 7,597,464    $ 7,465,585         $14,929,184   $15,020,412
        Net investment income                          608,880        656,805           1,260,692     1,285,563
        Realized investment gains (losses)              21,836          5,023               7,913        80,591
        Other Income                                     2,700         10,501               6,916        17,825
                                                   ------------  -------------        ------------  -----------
                                                     8,230,880      8,137,914          16,204,705    16,404,391


BENEFITS AND EXPENSES:
        Benefits and claims                          6,524,139      5,318,382          11,997,820    10,591,678
        Commissions expense                            868,536        622,496           1,461,041     1,235,405
        Salaries and benefits                          690,838        608,342           1,356,266     1,182,543
        Amortization of deferred policy
         acquisition costs                              47,864        757,305             881,417     1,495,507
        Insurance taxes, licenses and fees             256,274        274,898             519,781       502,388
        Other operating expenses                       311,493        259,579             642,887       531,562
                                                   ------------  -------------        ------------  -----------
                                                     8,699,144      7,841,002          16,859,212    15,539,083
                                                   ------------  -------------        ------------  -----------
INCOME (LOSS) BEFORE INCOME TAX
        PROVISION (BENEFIT)                           (468,264)       296,912            (654,507)      865,308

INCOME TAX PROVISION (BENEFIT)                         (57,247)        24,554             (86,760)      249,472
                                                   ------------  -------------        ------------  -----------
NET INCOME (LOSS)                                  $  (411,017)  $    272,358         $  (567,747)  $   615,836

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
        Decrease in unrealized gain on investment
         securities                                   (857,875)       105,941          (1,348,091)       42,035
        Reclassification of (gains) losses included
         in net income                                 171,575        (21,188)            269,618        (8,407)
                                                   ------------  -------------        ------------  ------------
COMPREHENSIVE INCOME                                (1,097,317)       357,111          (1,646,220)      649,464
                                                   ============  =============        ============  ============
NET INCOME (LOSS) PER SHARE                        $     (0.37)  $       0.25         $     (0.52)   $     0.56
                                                   ============  =============        ============  ============


See notes to consolidated financial statements.

American Public Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity - GAAP Basis For Periods Indicated



                                                                          Accumulated
                                    Common Stock          Additional      Other Comp-                                 Total
                                ----------------------     Paid-in         rehensive       Retained     Treasury   Stockholders'
                                 Shares        Amount      Capital          Income         Earnings      Stock        Equity
                                ----------  -----------   ------------    ------------   -------------  ---------  --------------

BALANCE, January 1, 1998        1,111,299   $   52,919    $ 2,257,800     $   706,319    $ 12,606,764   $      0   $  15,623,802

Change in net unrealized gain(loss)                                           207,624                                    207,624

Stock Retired                     (12,012)        (572)      (191,048)                                                  (191,620)

Dividends  to stockholders                                                                    (10,347)                   (10,347)

Net income                                                                                    921,772                    921,772
                                                                                                                               0
                                ----------  -----------   ------------    ------------   -------------  ---------  --------------
BALANCE, DECEMBER 31, 1998      1,099,287       52,347      2,066,752         913,943      13,518,189          0      16,551,231

Change in net unrealized gain(loss)                                        (1,078,473)                                (1,078,473)

Dividends to stockholders                                                                      (3,463)                    (3,463)

Net income (loss)                                                                            (567,747)                  (567,747)
                                                                                                                               0
                                ----------  -----------   ------------    ------------   -------------  ---------  --------------
BALANCE, JUNE 30, 1999          1,099,287     $ 52,347    $ 2,066,752     $  (164,530)   $ 12,946,979   $      0   $  14,901,548
                                ==========  ===========   ============    ============   =============  =========  ==============


See notes to consolidated financial statements.

American Public Holdings, Inc.
Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 1999 and June 30, 1998

                                                            June         June
                                                            1999         1998
                                                            -----        -----

OPERATING ACTIVITIES:
  Net income (loss)                                     $ (567,747)  $  615,836
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Realized loss (gain) on sale of assets                 (7,913)     (80,591)
     Depreciation                                          198,280      166,916
     Amortization of deferred policy acquisition costs     881,417    1,495,507
     Deferred income tax expense (benefit)                  (1,176)     159,473
     Decrease (increase) in receivables                   (260,634)    (229,964)
     Decrease (increase) in other assets                   (77,545)     109,414
     Policy acquisition costs deferred                    (908,011)  (1,444,691)
     Increase (decrease) in liability for future
       policy benefits                                    (268,398)      43,826
     Increase (decrease) in other liabilities              149,987       27,139
                                                        ------------  ----------
         Net cash (used) provided by operating
          activities                                      (861,740)     862,865

INVESTING ACTIVITIES:
  Proceeds from sale of real estate                         47,467       23,147
     Purchase of fixed maturity and short-term
      investments                                      (28,854,788) (30,270,045)
     Mortgage and policy loan repayments                    20,413      126,986
     Proceeds from maturities and calls of
      fixed-maturity and short-term investments         29,478,644   29,735,913
     Property and equipment purchased                      (67,924)    (309,289)
                                                        -----------  -----------
         Net cash (used) provided in investing
          activities                                       623,812     (693,288)

FINANCING ACTIVITIES:
  Dividends paid to shareholders                            (3,463)      (2,751)
  Payments to retire common stock                                      (191,620)
                                                        -----------  -----------
         Net cash used in financing activities              (3,463)    (194,371)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (241,391)     (24,794)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           767,080      608,434
                                                        -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   525,689  $   583,640
                                                        ===========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION-
Income taxes paid (refunded)                           $         0  $  (100,000)
                                                        ===========  ===========

See notes to consolidated financial statements.

AMERICAN PUBLIC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)


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

3.   EARNINGS (LOSS) PER COMMON SHARE
     Earnings (loss) per common share are based on net income (loss) and the weighted average number of shares outstanding during each interim period. The number of shares used in computing the earnings per share was 1,099,287 for the quarter ended June 30, 1999 and 1,099,687 for the quarter ended June 30, 1998.

4.   COMMITMENTS AND CONTINGENCIES
     The Company is required to participate in certain guaranty funds and involuntary pools of insurance and is therefore exposed to undeterminable future assessments resulting from the insolvency of other insurers.

     The Company is involved in litigation incurred in the normal course of business. Management of the Company, based upon the advice of legal counsel, is of the opinion that the Company's ultimate liability, if any, which may result from the litigation will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

     The Board of Directors of the Company has signed an agreement to negotiate the sale of the Company to Central Benefits Mutual Insurance Company, of Columbus, Ohio. The proposed transaction will be subject to further negotiations between the two parties, completion of due diligence, approval by the Boards of Directors of both organizations, approval of the holders of a majority of the outstanding shares of the Company, and regulatory approvals.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998

Financial Condition - June 30, 1999 Compared to December 31, 1998:

     Total stockholders' equity decreased by $1,649,683 or 9.97% from $16,551,231 at December 31, 1998, to $14,901,548 at June 30, 1999. This
decrease was due to a net loss of $567,747 for the first six months, plus a decrease of $1,078,473 on unrealized gain on available for sale securities. The decrease in unrealized gain on available for sale securities was the result of bond market adjustments resulting from an increase in the Federal Reserve discount rate.

     Total assets decreased by $1,768,092 or 3.36% at June 30, 1999 compared to December 31, 1998. Securities decreased by $1,929,839, or 5.39%, as the result of adjustments in the market value of the portfolio. Additionally, portions of the proceeds from the repayment of principal on mortgage backed securities were used to pay claims. Deferred policy acquisition costs increased by $26,594 or
 .28% due to increased writings of individual life insurance during the second quarter. Accounts and notes receivable increased $241,343, or 51.9% due to increases in due premium. Deferred income tax asset increased $270,794 or 105.9% due to increases in the timing differences between statutory and GAAP policy reserves.

     Total liabilities decreased $118,409 at June 30, 1999 compared to December 31, 1998. Future policy benefits and unpaid claims decreased $88,848 or .26 % because of lapses in old in force policies and the discontinuance of sales of actual treatment coverage policies. Accounts payable and other liabilities decreased $ 29,561 as a result of decreases in amounts due for premium taxes.

Results of Operations- Second Quarter 1999 Compared to Second Quarter 1998:

     The Company experienced a net loss in the second quarter of 1999 of $411,017 compared to net gain of $272,358 in the second quarter of 1998, primarily due to an increase of $1,205,757 in benefits and claims. Revenue, which increased $92,966 for the period, is level with the prior year due to policy lapses due to rate increases and lower volumes of new sales. The Company continues to focus its sales efforts on sales of supplemental group insurance products, however these products and the existing in force cancer coverage are subject to lapses due to rate increases. Net investment income decreased as a result of bond calls and also declines in assets available for investment during the period. Benefits and expenses increased by $858,142 in the second quarter of 1999 compared to the second quarter of 1998, a 10.9% increase. This increase was due to a $1,205,757 increase in benefits and claims. Benefits and claims increased because of increased claims exposure from new sales of group supplemental products such as group dental. Commissions expense increased because of the increase in premium income. Amortization of deferred policy acquisition costs (DPAC) decreased due to higher lapses of in force policies in the prior year. The lapses are the result of implementations of rate increases. Other operating expenses have increased due to additional staffing in the claims department and also higher advertising expenditures during the period.

Results of Operations - Six Months Ended June 30, 1999 Compared to Six Months
  Ended June 30, 1998:

     The Company experienced a net loss in the six months ended June 30, 1999 of $567,747 compared to a net gain of $615,836 in the six months ended June 30, 1998. The loss is attributed to an increase in benefits and claims of $1,406,142 and a decrease in operating revenue.

     Revenue decreased $199,686 in 1999 as compared to 1998. The decrease in revenue is due to a decline in new sales and also lapses of coverage as the result of rate increases to cancer, group dental and group disability policies. Net investment income decreased as the result of decreases in yield brought on by several bond calls and also declines in assets available for investment.

     Benefits and expenses increased $1,320,129 in 1999 as compared to 1998.
The increase in expenses is due to a 13.28% increase in benefits and claims. Benefits and claims increased because of policyholder utilization of benefits provided under our group dental product, which was introduced in the second half of 1997. Commission expense has increased from 8.2% of premium in 1998 to 9.78% in 1999 due to an increase in sales of individual life insurance policies, which have commission rates that are somewhat higher than those on individual A&H and group A&H sales.

     Insurance, taxes, licenses and fees increased $17,393 due to increased payroll tax expense.

     Other operating expenses have increased $111,325 as a result of increased advertising by the Company and also administrative costs related to processing higher volumes of claims. Salaries and benefits are also higher due to staff additions needed to process higher volumes of claims.

     The Board of Directors of the Company has signed an agreement to negotiate the sale of the Company to Central Benefits Mutual Insurance Company, of Columbus, Ohio. Central Benefits is currently conducting its due diligence of the company and its subsidiaries.

     The proposed transaction will be subject to further negotiations between the two parties, completion of due diligence, approval by the Boards of Directors of both organizations, approval of the holders of a majority of the outstanding shares of the Company, and regulatory approvals.

Year 2000

     The year 2000 computer issue is caused by computer programs being written using two (2) digits rather than four (4) to identify the applicable year. Since most older application software only contains the two digits, many systems will identify January 1, 2000 as January 1, 1900 which has the potential to cause many computer systems and software programs to generate incorrect results, or worse, not function at all. The magnitude of the problem extends beyond the computer environment as many business machines and other office equipment also have date sensitive functions. In 1996 the Company decided to replace its existing software, which had been developed in 1985, because of the age of the system and the need to implement system enhancements to deal with a growing and changing business which still handled many functions manually. This decision had the collateral benefit of addressing Year 2000 problems. An outside consultant was hired who, beginning in January 1996, developed new software for all material automated functions, though some important functions are still handled manually. New hardware was purchased to support the new software. The new systems are designed to accommodate a four-digit year. Component testing began January 1998. System testing began June 1998. The new system was implemented on January 4, 1999 and is currently in use by the Company. The cost incurred in replacing the Company's system will be capitalized and amortized over the useful life of the system. Costs incurred in 1998 were not material to the Company's financial statements.

     The Company has identified policy administration, policy records, billing and collections, claims processing and telephones as mission critical functions. No automated systems are used in policy records, and claims processing is a partially manual function. Year 2000 issues with respect to policy administration, billing and collections, and the automated portion of claims processing have been addressed through the implementation of the new system. The Company has also acquired and installed a new telephone system that is Year 2000 compliant.

     The Company outsources one significant function, payroll processing, to a third party which has certified Year 2000 readiness to the Company. Certifications of Year 2000 readiness have also been received from all significant business partners identified by the Company, including its actuary, the manager of its investment portfolio and its primary bank. The Company does not believe that the non-compliance of vendors or counter parties would have a material effect on the Company's financial statements as the Company does not rely on any significant vendors or counter parties for its business.

                         AMERICAN PUBLIC HOLDINGS, INC.


                           PART II: OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

  (a) Exhibits

      Exhibit 27: Financial data schedule

  (b) The Company filed a Current Report on Form 8-K on June 10, 1999 reporting that it has entered into an agreement to negotiate a sale of the company to Central Benefits Mutual Insurance Company of Columbus, Ohio.

                         AMERICAN PUBLIC HOLDINGS, INC.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN PUBLIC HOLDINGS, INC.
                                        (Registrant)



DATE: August 16, 1999                   BY:
                                           ----------------------------------
                                           Joseph C. Hartley, Jr., Secretary




DATE: August 16, 1999                   BY:
                                           ----------------------------------
                                           William F. Weems
                                           Chief Accounting Officer