Form 10-Q
period 1999-09-30
AMERICAN PUBLIC HOLDINGS INC
filed 1999-11-15
CIK 1037559

AMERICAN PUBLIC HOLDINGS, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For the quarter ended September 30, 1999        Commission File Number 0-22479

                         AMERICAN PUBLIC HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                     Mississippi                         64-0874171
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation of organization)            Identification No.)

             Registrant's telephone number: (601) 936-3201

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

            Class                             Outstanding at September 30, 1999

Common stock (no par value)                         1,099,287 shares

AMERICAN PUBLIC HOLDINGS, INC.

Unaudited Quarterly Financial Statements

                                                                Page

Consolidated Balance Sheets                                       1
  September 30, 1999 and December 31, 1998

Consolidated Statements of Operations                             2
  Three Months Ended September 30, 1999 and 1998
  Nine Months Ended September 30, 1999 and 1998

Changes in Stockholders' Equity                                   3
  Twelve Months Ended December 31, 1998
  Nine Months Ended September 30, 1999

Consolidated Statements of Cash Flows                             4
  Nine Months Ended September 30, 1999 and 1998

Notes To Consolidated Financial Statements                        5

American Public Holdings, Inc.
Consolidated Balance Sheets
As of September 30, 1999 (Unaudited) and December 31, 1998




                                                                                        1999            1998
ASSETS                                                                                  ----            ----

Investments:
       Available for sale securities - at fair value (amortized cost

          of $33,956,169 in 1999  and $34,638,162 in 1998)                        $   33,833,557   $  35,780,591
       Mortgage loans                                                                    640,530         683,649
       Investment real estate -  net                                                     633,477         673,858
       Policy loans                                                                    1,434,332       1,419,072
                                                                                    -------------    ------------

                   Total investments                                                  36,541,896      38,557,170

OTHER ASSETS:
       Cash and cash equivalents                                                        (527,424)        767,080
       Accrued investment income                                                         504,611         545,855
       Accounts and notes receivable net of allowance for
            uncollectible accounts of $25,000 (1999) and $29,000 (1998)                  757,634         464,461
       Deferred policy acquisition costs                                               8,934,838       9,285,999
       Property and equipment - net                                                    2,129,798       2,322,711
       Real estate acquired in satisfaction of debt                                      334,055         427,185
       Deferred income tax asset                                                         490,885         255,624
       Other                                                                              63,505          71,839

                                                                                    -------------    ------------

TOTAL ASSETS                                                                      $   49,229,798  $   52,697,924
                                                                                    =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Future policy benefits                                                     $   32,399,637   $  32,743,852
       Unpaid claims                                                                   1,334,273       1,145,909
       Unearned premiums                                                                 756,617         735,161
       Policyholders' dividend accumulations                                             419,891         415,214
       Accounts payable and other liabilities                                          1,087,814       1,106,557

                                                                                    -------------    ------------

            Total liabilities                                                         35,998,232      36,146,693

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $1 par value, authorized 25,000,000 shares
       Common stock, $1 stated value, authorized
            50,000,000 shares, issued and outstanding 1,099,287 shares in 1999
            and 1,099,287 shares in 1998                                                  52,347          52,347
       Additional paid-in capital                                                      2,066,752       2,066,752
       Other comprehensive income- Unrealized gain (loss) on available for sale securities, net of deferred taxes of $25,000 (1999)
             and $228,000 (1998)                                                         (98,090)        913,943
       Retained earnings                                                              11,210,557      13,518,189
                                                                                    -------------    ------------

            Total stockholders' equity                                                13,231,566      16,551,231
                                                                                    -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   49,229,798   $  52,697,924
                                                                                    =============    ============



See notes to consolidated financial statements.

American Public Holdings, Inc.
Consolidated Statements of Operations - GAAP Basis - Unaudited
For Nine Months Ended September 30, 1999 and 1998



                                                           Three Months Ended September 30          Nine Months Ended September 30
                                                           -------------------------------          ------------------------------
                                                               1999               1998                  1999               1998
REVENUE:                                                       ----               ----                  ----               ----

 Premiums                                            $       7,366,601  $       7,506,081     $      22,295,785  $      22,526,493
 Net investment income                                         609,024            650,016             1,869,716          1,935,579
 Realized investment gains (losses)                             (1,169)           (14,450)                6,744             66,141
 Other Income                                                    6,410              4,724                13,326             22,549
                                                       ----------------   ----------------      ----------------   ----------------

                                                             7,980,866          8,146,371            24,185,571         24,550,762

BENEFITS AND EXPENSES:
 Benefits and claims                                         6,635,763          5,240,504            18,633,583         15,832,182
 Commissions expense                                           382,894            422,300             1,843,935          1,657,705
 Salaries and benefits                                         677,181            558,691             2,033,447          1,741,234
 Amortization of deferred policy acquisition costs           1,122,741          1,099,875             2,004,158          2,595,382
 Insurance taxes, licenses and fees                            292,554            260,839               812,335            763,227
 Other operating expenses                                      501,181            297,147             1,144,068            828,709
                                                       ----------------   ----------------      ----------------   ----------------

                                                             9,612,314          7,879,356            26,471,526         23,418,439
                                                       ----------------   ----------------      ----------------   ----------------

INCOME (LOSS) BEFORE INCOME TAX
        PROVISION                                           (1,631,448)           267,015            (2,285,955)         1,132,323

INCOME TAX PROVISION                                            24,372            365,479                18,042            301,006
                                                       ----------------   ----------------      ----------------   ----------------

NET INCOME (LOSS)                                    $      (1,655,820) $         (98,464)     $      (2,303,997) $         831,317

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Decrease in unrealized gain on investment securities       605,676            612,804            (1,012,033)           646,432
    Reclassification of (gains) losses included
          in net income                                       (275,013)           (44,506)               (5,395)           (52,913)
                                                       ----------------   ----------------      ----------------   ----------------

COMPREHENSIVE INCOME (LOSS)                          $      (1,325,157) $         469,834     $      (3,321,425) $       1,424,836
                                                       ================   ================      ================   ================

NET INCOME (LOSS) PER SHARE                          $           (1.51)             (0.09)    $           (2.10)              0.76
                                                       ================   ================      ================   ================




See notes to consolidated financial statements.

American Public Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity - GAAP Basis
 - Unaudited
For Periods Indicated


                                                                           Accumulated
                                          Common Stock       Additional     Other Comp-                    Total
                                    -----------------------   Paid-in        rehensive     Retained    Stockholders'
                                       Shares      Amount     Capital         Income       Earnings        Equity
                                    ------------ ----------- -----------  ------------   ------------  -------------

BALANCE, January 1, 1998             1,111,299     52,919     2,257,800       706,319     12,606,764     15,623,802

Change in net unrealized gain(loss)                                           207,624                       207,624

Stock retired                          (12,012)      (572)     (191,048)                                   (191,620)

Dividends  to stockholders                                                                   (10,347)       (10,347)

Net income                                                                                   921,772        921,772
                                                                                                                  0
                                    ------------ ----------  -----------  ------------   ------------  -------------

BALANCE, DECEMBER 31, 1998           1,099,287     52,347     2,066,752       913,943     13,518,189     16,551,231

Change in net unrealized gain(loss)                                        (1,012,033)                   (1,012,033)

Dividends to stockholders                                                                     (3,635)        (3,635)

Net income (loss)                                                                         (2,303,997)    (2,303,997)
                                                                                                                  0
                                    ------------ ----------  -----------  ------------   ------------  -------------

BALANCE, SEPTEMBER 30, 1999          1,099,287     52,347     2,066,752       (98,090)    11,210,557     13,231,566
                                    ============ ==========  ===========  ============   ============  =============



See notes to consolidated financial statements.

American Public Holdings, Inc.
Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 1999 and 1998 - Unaudited



                                                                                 September           September
                                                                                   1999                1998
OPERATING ACTIVITIES:                                                              ----                ----

    Net income (loss)                                                           (2,303,997)            831,317
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
       Realized loss (gain) on sale of assets                                       (6,744)            (66,141)
       Depreciation                                                                302,362             275,955
       Amortization of deferred policy acquisition costs                         2,004,158           2,595,382
       Deferred income tax expense (benefit)                                        17,747             152,943
       Decrease (increase) in receivables                                         (251,929)           (104,650)
       Decrease (increase) in other assets                                           8,334             111,735
       Policy acquisition costs deferred                                        (1,652,997)         (2,343,799)
       Increase (decrease) in liability for future policy benefits                (344,215)            150,291
       Increase (decrease) in other liabilities                                    195,754              65,364
                                                                               -------------       -------------


                     Net cash (used) provided by operating activities           (2,031,527)          1,668,397

INVESTING ACTIVITIES:
    Proceeds from sale of real estate                                               57,765              40,484
    Purchase of fixed maturity and short-term investments                      (36,957,029)        (44,477,812)
    Mortgage and policy loan repayments                                             27,859             149,970
    Proceeds from maturities and calls of fixed-maturity
      and short-term investments                                                37,681,130          43,175,393
    Property and equipment purchased                                               (69,067)           (478,356)
                                                                               -------------       -------------

                     Net cash (used) provided in investing activities              740,658          (1,590,321)

FINANCING ACTIVITIES:
    Dividends paid to shareholders                                                  (3,635)             (8,340)
    Payments to retire common stock                                                                   (191,620)
                                                                               -------------       -------------
                     Net cash used in financing activities                          (3,635)           (199,960)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (1,294,504)           (121,884)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                         767,080             608,434
                                                                               -------------       -------------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                              (527,424)    $       486,550
                                                                               =============       =============


SUPPLEMENTAL CASH FLOW INFORMATION-
Income taxes paid                                                                        0     $       100,000
                                                                               =============       =============

Income taxes refunded                                                                    0     $      (100,000)
                                                                               =============       =============



See notes to consolidated financial statements.

AMERICAN PUBLIC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)


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

3.   EARNINGS (LOSS) PER COMMON SHARE
     Earnings (loss) per common share are based on net income (loss) and the weighted average number of shares outstanding during each interim period. The number of shares used in computing the earnings per share was 1,099,287 for the quarter ended September 30, 1999 and 1,099,687 for the quarter ended September 30, 1998.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1999
AND 1998

Financial Condition   September 30, 1999 Compared to December 31, 1998

     Total stockholders' equity decreased by $3,319,665 or 20.06% from $16,551,231 at December 31, 1998, to $13,231,566 at September 30, 1999. This
decrease was due to a net loss of $2,303,997 for the first nine months, plus a decrease of $1,012,033 on unrealized gain on available for sale securities. The net loss was the result of poor claims experience. The decrease in unrealized gain on available for sale securities was the result of bond market adjustments resulting from an increase in the Federal Reserve discount rate.

     Total assets decreased by $3,468,126 or 6.58% at September 30, 1999 compared to December 31, 1998. Securities decreased by $1,947,034, or 5.44%, as the result of adjustments in the market value of the portfolio. Additionally, portions of the proceeds from the repayment of principal on mortgage backed securities were used to pay claims. Deferred policy acquisition costs decreased by $351,161 or 3.78% due to decreased production of new sales of insurance products through nine months. Accounts and notes receivable increased $293,173, or 63.12% due to increases in due premium. Deferred income tax asset increased $235,261 or 92.03% due to increases in the timing differences between statutory and GAAP policy reserves.

     Total liabilities decreased $148,461 at September 30, 1999 compared to December 31, 1998. Future policy benefits and unpaid claims decreased $156,851 or .46 % because of lapses in old in force policies and the discontinuance of sales of actual treatment coverage policies. Accounts payable and other liabilities decreased $18,743 as a result of decreases in amounts due for premium taxes.

Results of Operations - Third Quarter 1999 Compared to Third Quarter 1998:

     The Company experienced a net loss in the third quarter of 1999 of $1,736,250 compared to net gain of $215,481 in the third quarter of 1998, primarily due to an increase of $1,395,259 in benefits and claims. Revenue for the current quarter decreased $139,480 as compared to the same period last year due to policy lapses due to rate increases and lower volumes of new sales. The Company continues to focus its sales efforts on sales of supplemental group insurance products. However, rate increases have adversely affected the sale of these products and caused lapses in the existing in force cancer coverage. Net investment income decreased as a result of reductions of assets available for investment during the period. Benefits and expenses increased by $1,732,958 in the third quarter of 1999 compared to the third quarter of 1998, a 21.99% increase. This increase was due to a $1,395,259 increase in benefits and claims. Benefits and claims increased because of bad claims experience on cancer policies with unlimited treatment benefits. The Company also had bad claims experience on group disability coverage on several recently cancelled groups. Commissions expense decreased because of the decrease in premium income. Amortization of deferred policy acquisition costs (DPAC) decreased due to higher lapses of in force policies in the prior year. The lapses are the result of implementations of rate increases. Other operating expenses have increased due to additional staffing in the claims department and also higher advertising expenditures during the period.

Results of Operations - nine months ended September 30, 1999 compared to nine months ended September 30, 1998:

     The Company experienced a net loss in the nine months ended September 30, 1999 of $2,303,997 compared to a net gain of $831,317 in the nine months ended September 30, 1998. The loss is attributed to an increase in benefits and claims of $2,801,401 and a decrease in operating revenue.

     Revenue decreased $365,191 in 1999 as compared to 1998. The decrease in revenue is due to a drop in new sales and also lapses of coverage as the result of rate increases to cancer, group dental and group disability policies. Net investment income decreased as the result of declines in assets available for investment.

     Benefits and expenses increased $3,053,087 in 1999 as compared to 1998. The increase in these expenses is due to a 17.69% increase in benefits and claims. Benefits and claims increased primarily because of policyholder utilization of benefits provided under our cancer products, most of which have unlimited treatment benefits. Commission expense has increased from 7.35% of premium in 1998 to 8.27% in 1999 due to an increase in sales of individual life insurance policies, which have commission rates that are somewhat higher than those on individual A&H and group A&H sales.

     Insurance taxes licenses and fees increased $49,108 due to increased payroll tax expense. Additionally, the Company is incurring fees related to its triennial examination, which is underway.

     Other operating expenses have increased $315,359 as a result of increased advertising by the Company and also administrative costs related to processing higher volumes of claims. Salaries and benefits are also higher due to staff additions needed to process higher volumes of claims.

     The Board of Directors of the Company had signed an agreement to negotiate the sale of the Company to Central Benefits Mutual Insurance Company, of Columbus, Ohio. The discussions with Central Benefits Mutual Insurance Company have been terminated without reaching an agreement on the sale of the Company.

Year 2000

     The year 2000 computer issue is caused by computer programs being written using two (2) digits rather than four (4) to identify the applicable year. Since most older application software only contains the two digits, many systems will identify January 1, 2000 as January 1, 1900, which has the potential to cause many computer systems and software programs to generate incorrect results, or worse, not function at all. The magnitude of the problem extends beyond the computer environment as many business machines and other office equipment also have date sensitive functions. In 1996 the Company decided to replace its existing software, which had been developed in 1985, because of the age of the system and the need to implement system enhancements to deal with a growing and changing business which still handled many functions manually. This decision had the collateral benefit of addressing Year 2000 problems. An outside consultant was hired who, beginning in January 1996, developed new software for all material automated functions, through some important functions are still handled manually. New hardware was purchased to support the new software. The new systems are designed to accommodate a four-digit year. Component testing began January 1998. System testing began June 1998. The new system was implemented on January 4, 1999 and is currently in use by the Company. The cost incurred in replacing the Company's system was capitalized and is being amortized over the useful life of the system. Costs incurred in 1998 were not material to the Company's financial statements.

     The Company has identified policy administration, policy records, billing and collections, claims processing and telephone as mission critical functions. No automated systems are used in policy records, and claims processing is a partially manual function. Year 2000 issues with respect to policy processing have been addressed through the implementation of the new system. The Company has also acquired and installed a new telephone system that is Year 2000 compliant.

                         AMERICAN PUBLIC HOLDINGS, INC.


                           PART II: OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

  (a) Exhibits

      Exhibit 27: Financial data schedule

  (b) The Company filed a Current Report on Form 8-K on October 1, 1999 reporting that its discussions with Central Benefits Mutual Insurance Company of Columbus, Ohio, had ended without the parties reaching agreement on the acquisition of the Company by Central Benefits Mutual Insurance Company.

                         AMERICAN PUBLIC HOLDINGS, INC.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN PUBLIC HOLDINGS, INC.
                                        (Registrant)



DATE: November 15, 1999                    BY: /s/ Joseph C. Hartley, Jr.
                                           ----------------------------------
                                           Joseph C. Hartley, Jr., Secretary




DATE: November 15, 1999                    BY: /s/ William F. Weems
                                           ----------------------------------
                                           William F. Weems
                                           Chief Accounting Officer