Form 10-K
period 1999-12-31
AMERICAN PUBLIC HOLDINGS INC
filed 2000-03-30
CIK 1037559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-22479

AMERICAN PUBLIC HOLDINGS, INC.
(exact name of Registrant as specified in its charter)

                        MISSISSIPPI                                                                 64-0874171
(State or other jurisdiction of incorporation of organization)                      (I.R.S. Employer Identification Number)

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

            Class                                                                         Outstanding at March 20, 2000
            Common stock, no par value                                                            1,099,278 Shares

     Based on the closing price for shares of common stock on March 20, 2000, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $3,764,232.75.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

                                                               AMERICAN PUBLIC HOLDINGS, INC.
                                                                          FORM 10-K
                                                                            INDEX

                                                                                                                              PAGE

                                                                           PART I

                                                                           PART II
            ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                           STOCKHOLDER MATTERS..................................................................................10
            ITEM 6.  SELECTED FINANCIAL DATA....................................................................................11
            ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS............................................................................12
            ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................................18
            ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................................38

                                                                          PART III
            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................................38
            ITEM 11. EXECUTIVE COMPENSATION.....................................................................................41
            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                            MANAGEMENT..........................................................................................42
            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................................43

                                                                           PART IV
            ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                            8-K.................................................................................................44

            SIGNATURES  ........................................................................................................49

            EXHIBIT INDEX.......................................................................................................52

AMERICAN PUBLIC HOLDINGS, INC.
FORM 10-K

PART I

     In addition to historical information, this report contains statements which constitute forward-looking statements and information are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 "Business" and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." All phases of the Company's operations are subject to a number of risks and uncertainties. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projects in the forward- looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and many of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

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

     The following table sets forth earned premiums by product line for the last three (3) years ended December 31.

                                                                          Year ended December 31,
                                                                          -----------------------
                                                  1999                         1998                           1997
                                                  ----                         ----                           ----
Premium revenue:
     Cancer                                      $16,070,176                   $16,671,263                    $17,309,712
     Life insurance                                  725,148                       653,941                        532,294
     Accident                                      1,013,902                     1,073,187                      1,105,802
     DentaCare (Dental)                            6,686,540                     6,469,047                      5,705,409
     Group Accident & Health                       4,255,371                     4,514,499                      2,377,267
     Other Accident & Health                         634,963                       638,396                        325,027
                                                     -------                       -------                        -------
                                                 $29,386,100                   $30,020,333                    $27,355,511
                                                 ===========                   ===========                    ===========

Underwriting income:
     Life insurance                                (659,815)                 $   (149,541)                      $(31,870)
     Accident & Health                           (4,473,015)                   (1,419,473)                    (3,404,419)

Net Investment income                             2,427,689                     2,523,875                      2,536,674
Other income                                         18,180                        29,331                         34,711

Realized investment gains (losses)                  (45,804)                       65,807                        (24,118)
                                                    -------                        ------                        -------

Income (loss) before income tax
    provision (benefit)                         $(2,732,765)                   $ 1,049,999                     $(889,022)
                                                ===========                    ===========                     =========

     The following is a discussion of the characteristics of the categories of insurance currently marketed or in force. Products are described in general terms as there are many variations resulting principally from differing state laws and regulations.

Life Insurance

     American Public Life conducts its life insurance business on a non-participating basis. American Public Life is licensed to write insurance in twenty-five (25) states. The Company markets life insurance business utilizing individual policies written on both a direct and a payroll deduction basis. Plans available include one (1), five (5) and ten (10) year renewable term insurance issued up to $1,000,000 (Maximum Retention by company $50,000). Rates for these three products are based on male and female non-tobacco use and standard basis. Underwriting requirements vary by age and amount of insurance. Issue ages are twenty (20) through seventy (70). The following table indicates those states which accounted for four percent (4%) or more of the total direct life insurance premiums collected by American Public Life during 1999.

                                                                                ($)                         (%)

                  Alabama                                                   169,529                        22.29%
                  Arkansas                                                   31,332                         4.12%
                  Louisiana                                                 108,641                        14.28%
                  Mississippi                                               321,043                        42.21%

                  Texas                                                      36,837                         4.85%
                  Others                                                     93,186                        12.25%

                  Total                                                     760,568                       100.00%

      American Public Life offers a simplified issue whole life policy with face amounts based on monthly payroll deduction amounts of between $5 and $20. The maximum issue amount is $40,000. Rates are uni- sex and do not distinguish between smokers and non-smokers. A spouse rider is available with up to $10,000 coverage. The children's protection rider provides up to $5,000 coverage up to age twenty-five (25) at which time it can be converted to permanent coverage not to exceed $25,000. This product is issued to persons aged fifteen (15) through sixty-five (65) either individually or by payroll deduction.

     The family life protector product is a decreasing term plan renewable to age seventy (70). Issue ages are fifteen (15) through sixty (60). Coverage is provided individually or on the entire family. The maximum issue amount on the primary insured per unit is $15,000. Family coverage maximums are $3,000 for a spouse and $1,000 for children. Accidental death and dismemberment coverage is included on the primary insured and spouse. Premiums may be paid individually or by payroll deduction.

     The Company has developed a Basic and Voluntary Group Term Life Policy which will compliment its existing portfolio of voluntary payroll deduction accident and health products. The Basic Policy offers coverage up to $150,000 for the insured and the Voluntary Policy offers coverage up to $100,000. A spouse rider is available with both policies, with $5,000 on the Basic Policy and $10,000 on the Voluntary Policy. Children can be insured for up to $2,500 under the Basic Policy and $10,000 under the Voluntary Policy. The maximum retention by the Company is $50,000, with the remainder being reinsured by another company.

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

      The following table sets forth certain information concerning the development of American Public Life's life insurance business.

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                         1999                  1998                1997
                                                                         ----                  ----                ----
                                                                                            (in thousands)
Life insurance in force at the end of period:
       Ordinary - whole life                                          $38,432                $44,233              $34,772
                       - term                                          14,442                 10,387               12,657
       Group life                                                      13,950                  6,960                    0
                                                                       ------                  -----               ------

             Total                                                    $66,824                $61,580              $47,429
                                                                      =======                =======              =======

New life insurance issued:
       Ordinary - whole life                                          $ 5,883                $11,537              $ 3,411
                       - term                                               0                    326                  819

       Group life                                                       6,990                  6,960                    0
                                                                        -----                  -----              -------

             Total                                                    $12,873                $18,823              $ 4,230
                                                                      =======                =======              =======

Premium Income                                                        $   725                $   654              $   532
                                                                      =======                =======              =======

Accident and Health Insurance

     American Public Life is licensed to write accident and health ("A&H") insurance in twenty-five (25) states. The following table indicates those states which accounted for four percent (4%) or more of the total direct A&H premiums collected by American Public Life during 1999.

            Alabama                                                                    1,386,479                  4.85%
            Arkansas                                                                   1,481,044                  5.18%
            Louisiana                                                                  9,412,706                 32.90%
            Mississippi                                                                5,985,824                 20.92%
            Oklahoma                                                                   2,362,335                  8.26%
            Texas                                                                      4,819,915                 16.84%
            Others                                                                     3,163,610                 11.05%

            Total                                                                     28,611,913                100.00%

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

     The following table sets forth certain information concerning American Public Life's investments at the dates shown.

                                                                                                 December 31,
                                                                                           -----------------------
                                                                              1999                    1998              1997
                                                                              ----                    ----              ----
Securities:
         Available for sale                                              $32,347,108              $35,780,591       $34,626,186
         Mortgage loans on real estate                                       621,201                  683,649           989,859
Investment real estate                                                       620,017                  673,858           727,700
Policy loans                                                               1,370,692                1,419,072         1,490,154
Short-term investments                                                             0                        0                 0
                                                                         -----------              -----------       -----------

         Total investments                                               $34,959,018              $38,557,170       $37,833,899
                                                                         ===========              ===========       ===========

The results with respect to the foregoing investments are as follows:

Net investment income                                                      2,427,689                2,523,875         2,536,674
Realized investment gains (losses)
 (before income taxes)                                                      (45,804)                   65,807          (24,118)
Average yield on investments                                                   6.81%                    6.72%             6.64%
Economic yield on investments
(includes realized and unrealized capital gains)                                .81%                    7.39%             6.69%
As of December 31, 1999 the maturity schedule for all available for sale securities held by American Public Life at market vlaue and amortized cost was as follows:
                                                                      Maturity Schedule

                                         Market                          Amortized
Maturity                                 Value                              Cost                             Percentage of Total
--------                                 -----                              ----                             -------------------

Due in one year or less                $         0                      $         0                                0.00%
Due in one to five years                 2,893,137                        2,950,266                                8.81%
Due in five to ten years                 2,965,312                        3,028,552                                9.04%
Due after ten years                     13,097,454                       13,825,371                               41.28%
                                        ----------                       ----------                               -----
                                        18,955,903                       19,804,189                               59.13%
Mortgage-backed securities              13,391,205                       13,689,425                               40.87%
                                        ----------                       ----------                               -----
                                       $32,347,108                      $33,493,614                              100.00%
                                       ===========                      ===========                              ======
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

     The Company's investment policy is to invest in state and federal obligations as well as corporate obligations with a Standard & Poors rating of "BBB" or greater. In 1996 the Company discontinued the purchase of government agency, mortgage-backed securities and disposed of a significant amount of government agency, mortgage-backed securities, and shifted these funds into bonds with short to medium maturities. Such government agency, mortgage-backed securities continue to be the largest component of the portfolio. Because of prepayments, such securities present a greater interest rate risk than traditional fixed income securities. The intent of the effort to change the mix of the portfolio is to reduce the risk, volatility and active management required of the portfolio since a change in market interest rates results in a related change in such securities’ prepayment risk.

Marketing and Distribution

     American Public Life's insurance products are marketed through an independent field force of one hundred thirty-three (133) managing general agents and seven hundred (700) producing agents. The American Public Life marketing department provides training support to its field force on a periodic basis throughout the year. Agents are compensated through the payment of commissions which are calculated as a percentage of collected premium revenue.

     The following agencies have accounted for more than ten percent (10%) of the new coverage issued in 1997, 1998 and 1999.

                                                                  1999                    1998                    1997

        Clinton, Ruston, LA                                        10%                     9%                      8%
        Benoit, Kenner, LA                                         20%                    19%                     18%
        MGM, Plano, TX                                             17%                    24%                     26%

These percentages generally reflect the percentage of distribution of premium income. The Clinton agency has exceeded ten percent (10%) for ten (10) years, excluding 1997 and 1998, the Benoit agency has exceeded ten percent (10%) for seven (7) years, and the MGM agency has exceeded ten percent (10%) for twenty-five (25) years.

Reserve Liabilities

     American Public Life maintains reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated by an independent actuarial firm, Wakely and Associates, Inc., and are certified to be sufficient to meet policy and contract obligations as they mature. Liabilities for future policy benefits are calculated using assumptions for interest, mortality, morbidity, expense and withdrawals determined at the time the policies were issued. As of December 31, 1999, the total reserves of American Public Life were $35,139,608. American Public Life believes that such reserves for future policy benefits were calculated in accordance with generally accepted actuarial methods and that such reserves are adequate to provide for future policy benefits with respect to American Public Life.

Underwriting Activities

     American Public Life maintains an underwriting department which seeks to evaluate the risks associated with the issuance of an insurance policy. American Public Life's underwriting and policy issue department is staffed by five (5) employees. The department is responsible for data entry, underwriting and policy issue. Underwriters determine whether an application is accepted or declined. The underwriting process consists of a review of the information contained in the application in conjunction with information obtained through the medical information bureau, and through its review of medical histories furnished upon request.

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

Claims Administration

     Claims under American Public Life's policies are administered by a claims department comprised of eighteen (18) employees. The claims adjudication process principally includes verification of coverage, analysis of medical records, interpretation of policy language and computation and payment of benefits. American Public Life utilizes a physician who provides advice and direction with regard to medical matters as they relate to American Public Life's claims adjudication process.

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
                                                Optimum Re
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

     American Public Life is subject to periodic financial and market conduct examinations. The last completed financial examination of American Public Life was conducted by the Mississippi Insurance Department for the period ended December 31, 1992. American Public Life is currently under examination for the six-year period ended December 31, 1998. In addition, American Public Life is subject to state imposed mandatory annual audits by independent certified public accountants. These are conducted by the Company's independent public accounting firm in conjunction with its audit of the Company's financial statements.

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

Premiums

     Premium rates for all of American Public Life's products are generally subject to state regulation. Premium regulations vary greatly among jurisdictions and product lines. Rates are established by American Public Life’s consulting actuary and are reviewed by the regulatory authorities in most states. Rate changes must generally be filed and approved by these authorities.

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

Number of Employees

     The Company employs a total of seventy-two (72) persons, all of whom are full-time, as follows:

                  New Business - 5
                  Customer Service - 18
                  Financial & Data Processing - 6
                  Marketing - 7
                  Legal, Compliance & Services - 5
                  Claims - 18
                  DentaCare Services - 5
                  All Other - 8

Year 2000

     The year 2000 computer issue was of concern to companies because many older computer programs were written using two (2) digits rather than four (4) to identify the applicable year. Because of this there was concern that many systems would identify January 1, 2000 as January 1, 1900. In 1996 the Company decided to replace its existing software, which had been developed in 1985, because of the age of the system and the need to implement system enhancements to deal with a growing and changing business which still handled many functions manually. This decision had the collateral benefit of addressing Year 2000 problems. An outside consultant was hired who, beginning in January 1996, developed new software for all material automated functions, though some important functions are still handled manually. New hardware was purchased to support the new software. The new systems are designed to accommodate a four-digit year. Component testing began January 1998 and system testing began June 1998. The new system was implemented on January 4, 1999 and is currently in use by the Company. The Company’s system did not experience any significant problems with the transition from 1999 to 2000.

     The cost incurred in replacing the Company's system will be capitalized and amortized over the useful life of the system. Costs incurred in 1999 were not material to the Company's financial statements.

     The Company outsources one significant function, payroll processing, to a third party which certified its Year 2000 readiness to the Company. Certifications of Year 2000 readiness were received from all significant business partners identified by the Company, including its actuary, the manger of its investment portfolio and its primary bank. The Company did not experience any problems with the payroll processing or any other functions provided by third parties with the transition from 1999 to 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to the Company's shareholders during the fourth quarter of 1999.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

     Because there is very little trading of the Company's stock, bid prices for the Company's common stock are only sporadically available. The high and low sales price for each quarter is as set forth on the following chart, which is based on information provided by the National Quotation Bureau from the OTC Bulletin Board.
1998                                                                                         Low                   High
First Quarter                                                                              14.75                  14.75
Second Quarter                                                                             14.25                  15.75
Third Quarter                                                                              12.00                  14.75
Fourth Quarter                                                                             10.25                  12.00

1999                                                                                         Low                   High
First Quarter                                                                              10.75                  10.75
Second Quarter                                                                             10.75                  13.50
Third Quarter                                                                              11.00                  13.50
Fourth Quarter                                                                             11.00                  12.25

Holders

     As of March 20, 2000, there were 1,581 holders of common stock of the Company.

Dividends

     In 1997, the Company paid an annual cash dividend of $.22 (restated for March, 1998 twenty-for-one Company stock dividend). The Company did not pay any dividends in 1998 or 1999.

     The Company's ability to pay dividends is limited by the amount of dividends it receives from American Public Life. Payment of dividends by American Public Life is restricted by law to available net surplus computed on a statutory basis, which, as of December 31, 1999, was $3,496,832 (as reported to the State). In addition, without the prior approval of the Mississippi Commissioner of Insurance, the size of any dividend by American Public Life during any one year is limited to the lesser of (i) 10% of surplus; or (ii) net gain from operations for the past three years, less dividends paid in the past two years. Under this test, American Public Life has no funds available for the payment of dividends to the Company in 2000. As a result, the Company does not intend to pay a cash dividend in 2000. The payment of future cash dividends will depend on a variety of factors, including the net income of the Company and the Company's capital needs.

ITEM 6. SELECTED FINANCIAL DATA

AMERICAN PUBLIC HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA
For the years ended December 31,

                    -------------------------------------------------------------------------------------------------------------

                                              1999              1998            1997               1996                 1995
                    -------------------------------------------------------------------------------------------------------------

Revenues:

   Premiums                               $29,386,100      $30,020,333     $27,355,511         $26,069,848          $25,385,971

   Net investment income                    2,427,689       2,523,875        2,536,674           2,387,010            2,300,624
   Realized investment gains (losses)         (45,804)         65,807          (24,118)            (80,291)             (82,117)
   Other income                                18,180          29,331           34,711              26,067               28,129

Benefits and expenses:
   Benefits, claims, losses and
     Settlement expenses                   24,064,454      21,073,775       20,117,037          17,650,892           18,025,211
   Expenses                                10,454,476      10,515,572       10,674,763          10,577,530           10,532,065

Income (loss) before income
   Tax provision (benefit)                 (2,732,765)      1,049,999         (889,022)            174,212             (924,669)
Income tax provision (benefit)                 64,941         128,227         (146,371)             17,328             (337,013)

Net income (loss)                          (2,797,706)         921,772        (742,651)            156,884             (587,656)
Net income (loss) per share*                    (2.55)             .84            (.67)                .14                 (.51)

Other selected financial data:
   Stockholders' equity                    11,689,441       16,551,231      15,623,802          16,136,588           16,597,309
   Book value per share*                        10.63            15.05           14.07               14.29                14.34

   Dividends per share*                           .00              .00             .22                 .22                  .22

   Total assets                            48,494,413       52,697,924      52,346,775          52,184,610           51,724,155
*based upon the number of shares after giving retroactive effect for a 20 for 1 stock dividend in March, 1998. Actual dividends paid in 1996 and 1995 were $4.70, and $4.70 respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company experienced a net loss in 1999, a net gain in 1998, and a net loss in 1997. The fluctuation in operations is attributable to increased costs on unlimited benefit cancer products, specifically chemotherapy and radiation treatment cancer policies. Additionally, the Company has had negative profit margins in several supplemental group insurance product lines, specifically group disability and group dental policies. In an effort to control the losses the Company continues to implement rate increases on its unlimited chemotherapy cancer policies. Supplemental group insurance premium rates are increased on the plan anniversary dates.

     The Company's net loss in 1997 was due to increased claims on unlimited benefit cancer insurance policies. The Company has discontinued sales of unlimited benefit policies. Also contributing to the loss was a decrease in in force policies due to rate increases on cancer products and the Company's efforts to diversify its product mix in order to dilute the amount of cancer insurance that is in force. Although the Company's decision to discontinue the sale of unlimited benefit cancer policies had a negative effect on the Company's sales force, it has been able to attract new agents with new products. As a result, the Company experienced increased sales of new business in 1997 to a record level of approximately $7,000,000 on annualized premium.

     Net income for 1998 showed dramatic improvement over the net loss for 1997. The gain was the result of increased revenues, significant lapses of in-force cancer policies, and growth in new issues of final expense life insurance. The Company's 1998 sales of new business increased slightly over 1997, from $7,000,000 to $7,300,000 in annualized premium. Cash provided by operations decreased $441,000. This decrease in cash flow was the result of higher loss ratio requirements for supplemental group insurance products. However, the reduction in cash flow was offset by a large decrease in liability for future policy benefits, which was the result of increases in lapses of cancer policies with unlimited chemotherapy and radiation benefits. Additionally, the amount of policy acquisition costs deferred in 1998 over 1997 increased approximately $1,000,000.

     The large net loss for 1999 was the result of several factors. Policy claims increased dramatically in 1999 over prior years. The volume of reported cancer claims was the highest in the history of the Company. The Company's poor cancer claim experience was also affected by a significant number of claims which were received more than fifteen months after the date of service. The Company also experienced increased claims on a large block of group disability insurance which was ultimately terminated in mid 1999 and dental insurance policies. In addition to an increase in claims, policy sales in 1999 decreased significantly compared to 1998. The Company believes that this decrease can be attributed to an increase in competition and agents' concern following the June 10, 1999 announcement that the Company was involved in negotiations for the sale of the Company. It was announced on September 30, 1999 that these negotiations had ended without an agreement. The Company's total inforce policy count declined in 1999 as the result of lower volumes of new sales and cancellations as a result of rate increases.

Known Trends

     The Company's marketing strategy is to continue to shift from primarily a single product offering, specifically cancer insurance, to a more diversified product mix, which includes various group insurance products and dental insurance. As part of this change in marketing strategy, unlimited chemotherapy cancer products were removed from the product mix.

     The Company believes that sales of the Company's alternative cancer products will improve because fewer unlimited chemotherapy cancer products are available from the Company's competitors. The Company is attempting to manage its existing block of cancer policies with rate increase assessments and by continuing to offer a conversion option.

      In an effort to attract additional marketing groups, the Company is revising and/or enhancing the benefit packages of several existing products to make them more attractive in the market place. Also, the Company is filing all of its products in licensed states in which it has had minimal sales growth.

Results of Operations

     The following table sets forth the Company's condensed statement of operations for the years ended December 31, 1995 through 1999, expressed as a percentage of total revenues.

                                                                        Years ended December 31
                                                                        -----------------------
                                                              1999       1998         1997       1996       1995
                                                              ----       ----         ----       ----       ----
Revenues:
   Premium                                                   92.4%      92.0%        91.5%      91.8%      91.9%
   Net investment income                                      7.6%       7.7%         8.5%       8.4%       8.3%
   Other                                                       .0%        .3%          .0%      (.2)%      (.2)%
                                                            ----------------------------------------------------

     Total revenues                                         100.0%     100.0%       100.0%     100.0%     100.0%
                                                            ----------------------------------------------------

Benefits and expenses:
   Benefits, claims, losses and
     settlement expenses                                     75.7%      64.6%        67.3%      62.1%      65.2%
   Commission expense                                         7.6%       6.8%        7.54%       8.3%       8.3%
   Salaries and benefits                                      8.4%       7.8%         8.1%       9.1%       8.2%
   Amortization of deferred policy
     Acquisition costs                                        7.8%      11.9%        13.0%      11.0%      13.1%
   Other operating expenses                                   9.1%       5.7%         7.1%       8.9%       8.5%
                                                            -----------------------------------------------------

     Total benefits and
        expenses                                            108.6%      96.8%       103.0%      99.4%     103.3%
                                                           ------------------------------------------------------

Income (loss) before income taxes                           (8.6)%       3.2%       (3.0)%        .6%     (3.3)%
Provision for federal income taxes                            .2%        .4%        (.5)%        .1%     (1.2)%
                                                            -----------------------------------------------------

     Net Income (loss)                                       (8.8%)      2.8%       (2.5)%        .5%     (2.1)%
                                                            =====================================================

     Premium income has shown an increase in each year illustrated, except 1999. Prior to 1994, cancer insurance was the only significant product sold in volume by agents of the Company. In the fourth quarter of 1993, the Company acquired an existing block of dental business, and this acquisition has contributed to premium growth in each subsequent year. Rate increases on cancer insurance and supplemental group insurance products (less lapses) have also contributed to the increase in premium income. The decrease in 1999 was the result of increased lapses as a result of continued rate increases and lower sales of new business.

     The components of annualized premiums in force are summarized below:

                                                      Annualized Premium In Force
                             Years ended December 31,                            Percentage change
                        -------------------------------------------------------------------------------------
                           1999        1998       1997                  1999 vs. 1998     1998 vs. 1997
                        -------------------------------------------------------------------------------------
Cancer                  $15,573      $17,142   $17,826                     (9.15)%            (3.84)%
Dental Care               7,036        7,654     6,310                     (8.07)             21.30
Accident                  1,016        1,054     1,072                     (3.61)             (1.68)
Life insurance              829          277       375                    199.28             (26.13)
Other                       669          629       419                      6.36              50.12
Group                     3,819        4,792     3,468                    (20.30)             38.18
                        -------------------------------                --------------------------------------
Total annualized
 premium in force       $28,942      $31,548   $29,470                     (8.26)%             7.05%
                        ===============================                ======================================

     As the above table illustrates, annualized cancer premium is decreasing due to lapses attributable to rate increases assessed on policyholders. In 1995 the Company discontinued sales of unlimited chemotherapy cancer products due to higher claims costs. As a result, the sales of cancer products plummeted. The void created by lower cancer sales has been replaced with sales of dental insurance and supplemental group health insurance, such as group dental and group disability. The Company experienced a decrease in group insurance, as a result of rate increases and cancellations initiated by the Company because of bad claims experience. In 1999, 1998 and 1997 the Company experienced limited success with sales of individual health products such as hospital indemnity, heart attack stroke and disability income.

     Total new business premiums are summarized by line of business below:

                                                                       New Business Summary
                                                                           (In thousands)
                                         Years ended December 31,                                 Percentage change
                        ---------------------------------------------------------------------------------------------------------
                                      1999        1998        1997                       1999 vs. 1998          1998 vs. 1997
                        ---------------------------------------------------------------------------------------------------------
Cancer                                $749        $950        $730                          (21.12)%                30.14%
Dental Care                          1,963       2,353       2,249                          (16.58)                  4.62
Accident                               271         280         385                          (3.21)                (27.27)
Life insurance                         194         388          95                          (50.00)                308.42
Other                                  147         457         435                          (67.85)                  5.06
Group                                2,463       2,854       3,086                          (13.71)                 (7.52)
                                     -----       -----       -----                          ------                  -----
Total annualized
premium solicited                   $5,787      $7,282      $6,980                          (20.53)%                 4.33%
                                    ======      ======      ======                          ======                   ====

     Net investment income has increased each year, with the exceptions of 1999 and 1998. The prior year increases in investment income are attributable to an increase in the volume of investments made from cash flow from operations. The current year decrease in investment income is due to the drop in invested assets during 1999 because the Company's operations expenses caused a drain in cash flow. The 1998 decrease in investment income is the result of a significant number of higher yield bond calls during the first part of the year and a reduction in mortgage loans yielding ten percent that were paid in full during that year.

      The Company's investment policy is to invest in state and federal obligations as well as corporate obligations with a Standard & Poors rating of "BBB" or greater. In 1996 the Company discontinued the purchase of government agency, mortgage-backed securities and disposed of a significant amount of government agency, mortgage-backed securities, and shifted these funds into bonds with short to medium maturities. Additional dispositions of these securities were done in the first quarter of 1998. Such government agency, mortgage-backed securities continue to be the largest component of the portfolio. Because of prepayments, such securities present a greater interest rate risk than traditional fixed income securities. The intent of the effort to change the mix of the portfolio is to reduce the risk, volatility and active management required of the portfolio since a change in market interest rates results in a related change in such securities ' prepayment risk.

      The Company experienced realized investment losses in 1999 and 1997, and a realized investment gain in 1998. The 1999 and 1997 realized investment losses are the result of partial liquidations of non-performing real estate holdings. The 1998 realized investment gain was the result of gains from the sale of mortgage-backed securities and the liquidation of several bonds that were called during the year. The Company continues to liquidate the non-performing assets as opportunities present themselves.

      Benefits, claims, losses and settlement expenses which is the sum of claims paid and changes in reserves for claims and future policy benefits, has shown increases each year. The components of benefits, claims, losses and settlement expenses are as follows:

                                                                   Benefits To Policyholders
                                                                        (In thousands)
                                       Years ended December 31,                               Percentage change
                        ----------------------------------------------------------------------------------------------------------
                                    1999        1998        1997                    1999 vs. 1998           1998 vs. 1997
                        ----------------------------------------------------------------------------------------------------------

Paid Claims                         $23,743   $21,822     $19,669                       8.8%                    10.9%

Reserve increase                        321      (748)        448                     142.9%                  (266.9)%
                                        ---      ----         ---                     -----                   ------

Total benefits                      $24,064   $21,074     $20,117                      14.2%                     4.8%
                                    =======   =======     =======                      ====                      ===

                                                                                  Benefits To Policyholders
                                                                                   As a % of Total Premium
                                                ------------------------------------------------------------------------------
                                                            1999                1998               1997                1996
                                                ------------------------------------------------------------------------------
            Paid Claims                                     80.80%              72.69%             71.90%              63.95%

            Reserve increase                                 1.09%              (2.49)%             1.64%               3.76%
                                                            ------------------------------------------------------------------

            Total benefits                                  81.89%              70.20%             73.54%              67.71%
                                                            ==================================================================

     Claims in 1999 have increased due to increased costs in cancer treatments such as chemotherapy. Also, the Company's expansion into other products such as dental insurance has exposed it to products with high claims utilization costs.

     Commission expense has increased in proportion to the increase in premium income. However, the percentage of commission expense to premium has decreased because the Company does not pay commissions on cancer premium rate increases and the Company has shifted its focus to product lines which pay lower commissions.

     Salaries and benefits increased each year due to salary adjustments and changes and additions in administrative personnel The Company continues to reduce staffing each year through attrition. The Company's salary costs are somewhat high relative to the volume of policies in force.

      The net change in deferred acquisition costs (DAC) is comprised of two components, as shown in the following table:

                                                   1999                    1998                    1997                    1996
                                                   ----                    ----                    ----                    ----

Amortization of DAC                             2,489,566               3,884,512               3,899,794               3,129,605
Current year deferred costs                     2,152,129               3,372,217               2,380,598               2,049,305
Net change in DAC                                 337,437                 512,295               1,519,196               1,080,300

     The current year deferred costs represent the costs of acquisition of new business in the current year. The amortization of DAC represents the annual charge off against the asset and also all of the unamortized deferred expenses on current year lapses.

     The Company discontinued marketing unlimited chemotherapy cancer products in 1995. Consequently, the Company has changed its marketing focus to other product lines, specifically group accident and health insurance and dental insurance. The amount of current year deferred costs for each year except 1999 has increased as the result of increases in sales. Current year deferred costs for 1999 are lower than the prior two years due to a significant decrease in new sales in 1999. The increase in 1998 is the result of sales of several individual accident and health products with higher commission rates, specifically hospital indemnity, disability income, and heart attack stroke products. The company also experienced significant growth in sales of its final expense life insurance products, which typically have high deferrable expenses.

     The amortization of DAC has been relatively steady from 1995 through 1998 due to the steady decline in our in force cancer policies, due to discontinued sales and lapses which are attributable to annual rate increase assessments. As the number of lapsed policies remains constant, the amount of amortization of DAC also remains about the same. Lower volumes of sales of group insurance in 1999 have had an impact on the amortization of DAC because deferred expenses on these products are also amortized in the same year.

     Other operating expenses increased by $751,546 in 1999 as compared to a decrease of $107,710 in 1998, and compared to a decrease of $540,431 in 1997. In 1997 the Company implemented cost saving measures, including staff reductions through attrition, to reduce administrative expenses. These measures continued to be effective in 1998. The increase in 1999 is the result of fewer expenses being deferred due to lower volume of sales.

Liquidity and Capital Resources

     The Company's insurance operations provide the primary source of liquidity for the Company. The Company needs liquidity for benefit payments, policy acquisition costs and operating expenses on a recurring basis. The Company currently is not aware of any other short-term or long-term liquidity needs, although it is possible that additional demands for liquidity will arise in the future.

      The Company's principal sources of cash to meet its liquidity needs are premiums and investment income. The Company typically generates excess cash flow each year from operations. Should an occasion arise where additional resources are needed, the Company's investments provide an additional source of liquidity. At December 31, 1999 and 1998, 100% of the Company's investments were in available for sale fixed maturity securities, mortgage loans, investment real estate, and policy loans. Total investments, combined with cash and cash equivalents, decreased to $35,601,584 at December 31, 1999 compared to $39,324,250 at December 31, 1998 and $38,442,333 at December 31, 1997. The increases in prior years were due to increases in operational cash flow. The Company was required to liquidate various investments in 1999 to meet negative cash flow needs.

     Prior to the establishment of the Company as a holding company for American Public Life, American Public Life paid annual cash dividends to stockholders of $4.70 per share in 1996 and 1995. In March 1997, the Board of Directors of the Company declared an annual cash dividend for 1997 of $4.70 per share (or $.22 per share, post stock dividend in March 1998) which was paid in May 1997. In 1996 and 1995, the Company repurchased shares of its common stock for an aggregate cost of $1,629,445. Additional repurchases of shares of common stock were made in 1998 at a cost of $191,620. The Company also issued shares of common stock in 1997, 1996 and 1995 for an aggregate consideration of $812,375.

     The Company's ability to pay dividends is limited by the amount of dividends it receives from American Public Life. Payment of dividends by American Public Life is restricted by law to available net surplus computed on a statutory basis. In addition, without the prior approval of the Mississippi Commissioner of Insurance, the size of any dividend by American Public Life during any one year is limited to the lesser of (i) 10% of surplus: or (ii) net gain from operations for the past three year, less dividends paid in the past two years. Under this test, American Public Life has no funds available for the payment of dividends to the Company in 2000. As a result, the Company does not intend to pay a cash dividend in 2000. The payment of future cash dividends will depend on a variety of factors, including the net income of the Company and the Company's capital needs.

      Pursuant to the laws and regulations of the State of Mississippi, American Public Life is required to maintain minimum statutory capital of $400,000 and additional minimum statutory surplus of $600,000. Other states have similar restrictions for licensing purposes, the largest being a minimum capital requirement of $2,000,000 in the State of Georgia.

      The National Association of Insurance Commissions ("NAIC") measures the adequacy of a company's capital by its risk-based capital ratio (the ratio of its capital, as defined, to its risk-based capital). These requirements provide a measurement of minimum capital appropriate for an insurance company to support its overall business operations based upon its size and risk profile which considers (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. An insurance company's risk-based capital is calculated by applying a defined factor for items with greater underlying risk.

     The NAIC has provided levels of progressively increasingly regulatory action for remedies when an insurance company's risk-based capital ratio falls below a ratio of 1:1. As of December 31, 1999, American Public Life was in compliance with these minimum capital requirements as follows:

            Total adjusted capital as reported to the State                                                            $6,377,954
            Authorized control level risk-based capital as reported to the State                                       $1,822,520
            Ratio of adjusted capital to risk-based capital                                                                3.50:1

     The Company has no outstanding material commitments for capital expenditures as of the end of the latest fiscal period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
  American Public Holdings, Inc.:

We have audited the consolidated balance sheets of American Public Holdings, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of American Public Holdings, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Jackson, Mississippi
March 10, 2000

AMERICAN PUBLIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

ASSETS                                                                            1999                              1998

Investments:
  Available for sale securities, at fair value; amortized cost of
    approximately $33,494,000 (1999) and $34,638,000 (1998)            $      32,347,108              $       35,780,591
  Mortgage loans                                                                 621,201                         683,649
  Investment real estate - net                                                   620,017                         673,858
  Policy loans                                                                 1,370,692                       1,419,072
                                                                               ---------                       ---------

           Total investments                                                  34,959,018                      38,557,170

Cash and cash equivalents                                                        642,565                         767,080
Accrued investment income                                                        581,664                         545,855
Accounts and notes receivable, net of allowance for
   uncollectible accounts of $29,000 (1999 and 1998)                             563,842                         464,461
Deferred policy acquisition costs                                              8,948,562                       9,285,999
Property and equipment - net                                                   2,038,947                       2,322,711
Real estate acquired in satisfaction of debt                                     276,935                         427,185
Deferred income tax asset                                                        419,566                         255,624
Other                                                                             63,314                          71,839
                                                                                  ------                          ------

TOTAL ASSETS                                                           $      48,494,413              $       52,697,924
                                                                       =================              ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Future policy benefits                                               $      33,129,469              $       32,743,852
  Unpaid claims                                                                1,333,416                       1,145,909
  Unearned premiums                                                              676,723                         735,161
  Policyholders' dividend accumulations                                          420,587                         415,214
  Accounts payable and other liabilities                                       1,244,777                       1,106,557
                                                                               ---------                       ---------

           Total liabilities                                                  36,804,972                      36,146,693

COMMITMENTS AND CONTINGENCIES (Notes 5 and 11)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, authorized 25,000,000 shares                          -                              -
  Common stock, no stated value, authorized 50,000,000
    shares, issued and outstanding 1,099,287 shares                               52,347                         52,347
  Additional paid-in capital                                                   2,257,800                      2,257,800
  Accumulated other comprehensive income (loss) -
    Unrealized gain (loss) on available for sale securities, net of

    deferred tax liability of $228,000 in 1998, none in 1999                 (1,146,506)                       913,943
  Retained earnings                                                          10,525,800                     13,327,141
                                                                             ----------                     ----------

           Total stockholders' equity                                        11,689,441                     16,551,231
                                                                             ----------                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      48,494,413           $         52,697,924
                                                                      =================           ====================
See notes to consolidated financial statements.

AMERICAN PUBLIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                    1999                1998                          1997

REVENUE:
  Premiums                                                 $     29,386,100        $  30,020,333                $   27,355,511
  Net investment income                                           2,427,689            2,523,875                     2,536,674
  Realized investment gains (losses)                                (45,804)              65,807                       (24,118)
  Other income                                                       18,180               29,331                        34,711
                                                                     ------               ------                        ------

                                                                 31,786,165           32,639,346                    29,902,778

BENEFITS AND EXPENSES:
  Benefits, claims, losses and settlement expenses               24,064,454           21,073,775                    20,117,037
  Commission expense                                              2,430,398            2,220,908                     2,242,620
  Salaries and benefits                                           2,680,487            2,548,957                     2,409,323
  Amortization of deferred policy acquisition costs               2,489,566            3,884,512                     3,899,794
  Insurance taxes, licenses and fees                              1,253,343            1,012,059                     1,166,180
  Other operating expenses                                        1,600,682              849,136                       956,846
                                                                  ---------              -------                       -------

                                                                 34,518,930           31,589,347                    30,791,800
                                                                 ----------           ----------                    ----------

INCOME (LOSS) BEFORE INCOME TAX
  PROVISION (BENEFIT)                                            (2,732,765)           1,049,999                     (889,022)

INCOME TAX  PROVISION (BENEFIT)                                      64,941              128,227                     (146,371)
                                                                     ------              -------                     --------

NET INCOME (LOSS)                                                (2,797,706)             921,772                     (742,651)

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
    Increase (decrease) in unrealized gain (loss)
      on investment securities                                   (2,097,092)             260,270                      435,617
    Reclassification of losses (gains) included in
      net income (loss)                                              36,643              (52,646)                      19,294
                                                                     ------              -------                       ------

COMPREHENSIVE INCOME (LOSS)                               $      (4,858,155)      $    1,129,396              $      (287,740)
                                                          =================       ==============              ===============

NET INCOME (LOSS) PER SHARE                               $           (2.55)      $         0.84              $         (0.67)
                                                          =================       ==============              ===============
See notes to consolidated financial statements.

AMERICAN PUBLIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                        Accumulated
                                         Common Stock     Additional    Other Comp-                                   Total
                                    ---------------------  Paid-in       rehensive       Retained      Treasury    Stockholders'
                                       Shares   Amount     Capital        Income         Earnings       Stock         Equity

    BALANCE, JANUARY 1, 1997        1,202,250 $  57,250  $ 2,232,750     $ 251,408   $ 14,609,589   $ (1,014,409)  $ 16,136,588
    Change in net unrealized gain                                          454,911                                      454,911
    Stock issued                        1,575        75       25,050                                                     25,125
    Treasury stock retired            (92,526)   (4,406)                               (1,010,003)     1,014,409
    Dividends paid to stockholders
     ($.22 per share)                                                                    (250,171)                     (250,171)
    Net loss                                                                             (742,651)                     (742,651)
                                    ---------    -------   ---------       -------     -----------     ----------    -----------

    BALANCE, DECEMBER 31, 1997      1,111,299    52,919    2,257,800       706,319     12,606,764              0     15,623,802

    Change in net unrealized gain                                          207,624                                      207,624
    Treasury stock retired            (12,012)     (572)                                 (191,048)                     (191,620)
    Fractional share dividends paid                                                       (10,347)                      (10,347)
    Net income                                                                            921,772                       921,772
                                    ----------   -------   ---------       --------    -----------     ---------      -----------

    BALANCE, DECEMBER 31, 1998       1,099,287     52,347     2,257,800      913,943     13,327,141       0          16,551,231

    Change in net unrealized gain                                         (2,060,449)                                (2,060,449)
    Fractional share dividends paid                                                          (3,635)                     (3,635)
    Net loss                                                                             (2,797,706)                 (2,797,706)
                                     ----------  --------   -----------  -----------  --------------   --------   --------------

   BALANCE, DECEMBER 31, 1999        1,099,287   $ 52,347   $ 2,257,800  $ 1,146,506  $  10,525,800    $  0       $  11,689,441
                                     =========   ========   ===========  ===========  =============    ========   =============
See notes to consolidated financial statements.

AMERICAN PUBLIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                   1999                      1998                         1997

OPERATING ACTIVITIES:
  Net income (loss)                                        $  (2,797,706)           $       921,772              $     (742,651)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Realized investment losses (gains)                          45,804                    (65,807)                     24,118
      Amortization of deferred policy acquisition costs        2,489,566                  3,884,512                   3,899,794
      Depreciation and other amortization                        427,220                    423,449                     422,617
      Deferred income tax provision (benefit)                     64,941                     91,630                    (155,616)
      Decrease (increase) in receivables                        (135,190)                  (113,854)                     41,249
      Decrease (increase) in other assets                          8,525                     40,864                    (109,044)
      Policy acquisition costs deferred                       (2,152,129)                (3,372,217)                 (2,380,598)
      Increase (decrease) in liability for future
        policy benefits                                          385,617                   (649,257)                    474,937
      Increase in other liabilities                              272,265                     72,977                     200,014
                                                                 -------                     ------                     -------
           Net cash provided by (used in)
             operating activities                             (1,391,087)                 1,234,069                   1,674,820

INVESTING ACTIVITIES:
  Proceeds from sale of real estate                               68,009                     51,885                      47,222
  Purchase of securities and short-term investments          (47,974,702)               (55,747,848)                (36,675,342)
  Mortgage and policy loan repayments                            110,828                    377,292                     195,653
  Proceeds from maturities, redemptions, and calls of
    securities and short-term investments                     49,135,139                 54,956,152                  35,353,646
  Property and equipment purchased                               (69,067)                  (510,937)                   (364,989)
                                                                 -------                   --------                    --------
           Net cash provided by (used in)
             investing activities                              1,270,207                   (873,456)                 (1,443,810)

FINANCING ACTIVITIES:
  Dividends paid to shareholders                                  (3,635)                   (10,347)                   (250,171)
  Proceeds from stock issued                                                                                             25,125
  Payments to acquire treasury stock                                                       (191,620)
                                                                 --------                  ---------                   ---------

           Net cash used in financing activities                  (3,635)                  (201,967)                   (225,046)
                                                                  ------                   --------                    --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              (124,515)                   158,646                       5,964

CASH AND CASH EQUIVALENTS:
  AT BEGINNING OF YEAR                                           767,080                    608,434                     602,470
                                                                 -------                    -------                     -------
  AT END OF YEAR                                          $      642,565            $       767,080              $      608,434
                                                          ==============            ===============              ==============

SUPPLEMENTAL CASH FLOW INFORMATION-
  Income taxes paid                                      $           -               $           -               $      137,000
                                                         ==============              ==============              ==============
See notes to consolidated financial statements.

AMERICAN PUBLIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.      ACCOUNTING POLICIES

        a.      Nature of Operations and Basis of Presentation  -   American Public Holdings, Inc. (the
                Company) is a Mississippi corporation organized in December 1995 by American Public Life
                Insurance Company (APL).  APL is a stock life insurance company that insures against risk of loss under various types of coverages, with the majority of revenue derived from cancer and other health policy premiums.  APL is licensed to operate in twenty-five states but operates primarily in Mississippi (where it is domiciled), Louisiana and Texas.

                The consolidated financial statements include those of the Company and its wholly-owned subsidiary, APL, and APL's wholly-owned subsidiary, DentaCare Marketing and
                Administration, Inc.  All significant intercompany balances and transactions have been eliminated.

                The Company operates as a life and health insurance company, with substantially all of its premium revenue derived from accident and health insurance.  Therefore, the Company reports one operating segment.

                The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which vary in some respects from accounting practices prescribed or permitted by the Insurance Department of the State of Mississippi.
                Prescribed statutory accounting practices include a variety of publications of the National
                Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules.  Permitted statutory accounting practices encompass all accounting practices not so prescribed (see Note 9).

        b.      Use of Estimates  -  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

        c.      Available for Sale Securities  -  The Company's investment security portfolio is comprised of fixed maturity securities and is classified as available for sale.  The portfolio is therefore carried at fair value with net unrealized gains (losses) carried as a separate component of stockholders' equity.  The specific identification method is used to compute gains or losses on the sale of these assets.  Interest earned on these assets is included in interest income.

                Securities that reflect a market decline below cost or amortized cost that is deemed other than temporary are written down to net realizable value by a charge to operations.  Investment premiums and discounts are amortized by a method which approximates the interest method.

        d.      Mortgage Loans and Real Estate Acquired in Satisfaction of Debt  -  The Company makes investments in mortgage loans collateralized by real estate.  The return on and ultimate recovery of these loans is generally dependent on the successful operation, sale or refinancing of the real estate.  The Company monitors the effects of current and expected market conditions and other factors on the collectibility of real estate loans.  When, in management's judgment, the present value of expected future cash flows from a loan is less than the recorded investment in the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to expense.  Such estimates of impairment necessarily include assumptions, which may include anticipated improvements in market conditions for real estate, which may or may not occur.  The more significant assumptions management considers involve estimates of the following:  lease, absorption and sales rates; real estate values and rates of return; operating expenses; inflation; and sufficiency of collateral independent of the real estate including, in limited instances, personal guarantees.

                Real estate acquired in satisfaction of debt is recorded at the lower of the loan balance, including accrued interest, if any, or fair value at acquisition.  Additional valuation adjustments are made when the carrying value exceeds fair market value.

        e.      Cash and Cash Equivalents  -  For purposes of the consolidated statements of cash flows, the
                Company considers checking accounts and cash on hand to be cash and cash equivalents.
                Short-term investments are included in the investments category in order to conform to insurance company reporting requirements.

        f.      Property and Equipment  -  Property and equipment is stated at cost and depreciated and amortized by the straight-line method over the estimated useful lives of the assets, which for building and improvements is thirty-nine years and for furniture and equipment ranges from five to ten years.  At each balance sheet date the Company evaluates the recoverability of long-lived assets based upon expectations of nondiscounted cash flows and operating income.

        g.      Deferred Policy Acquisition Costs  -  Commissions and other costs that both vary with and are primarily related to the production of new and renewed insurance business are deferred and amortized over the anticipated premium paying period of the related policies on a pro-rata basis.

        h.      Policy Reserves  -  The unearned premium reserve recognizes premiums as earned pro rata over the policy term.  The aggregate reserve for future policy benefits has been actuarially determined using the following assumptions:

                                                    Life                                         Accident and Health

    Mortality for policies issued            100% of 1965-70                                    100% of 1965-70
       prior to 1982                         S & U male mortality table                         Ultimate male mortality table

    Mortality for policies issued            100% of 1975-80                                    100% of 1975-80
       after 1982                            S & U male mortality table                         Ultimate male mortality table

    Interest rates                           5-7%                                               5-7%

    Withdrawals (lapse rates)                30% first year graded to 5%                        30% first year graded to 5%
                                              in year 21 and later                               in year 21 and later

        i.      Unpaid Claims  -  Unpaid claims represent the estimated liabilities on claims reported to the
                Company plus provision for claims incurred but not yet reported.  The liabilities for unpaid claims are determined using both evaluations of each claim and statistical analyses and represent the estimated ultimate net cost of all claims incurred through the end of the reporting period.

        j.      Income Taxes  -  Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  The Company files a consolidated income tax return with its wholly-owned subsidiary.  Income taxes are allocated based on each company's separate taxable income or loss.

        k.      Revenue Recognition  -  Premiums are recognized as revenue when due from policyholders.
                Policy benefits and expenses are deferred or accrued to result in a matching of costs with the earned premiums over the life of the insurance contracts.  This matching is accomplished by accrual of the liability for future policy benefits on insurance in force and the amortization of deferred policy acquisition costs.

        l.      Profit Sharing Plan  -  Employees are eligible to participate in a 401(k) savings plan covering substantially all employees with more than one year of service.  Contributions made to the plan were approximately $33,000 in 1999, $30,000 in 1998 and $29,000 in 1997.

        m.      Accounting Standard to be Adopted in the Future  -  In June 1998, the Financial Accounting
                Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133,
                "Accounting for Derivative Instruments and Hedging Activities" which is effective, after amendment, for fiscal years beginning after June 15, 2000.  SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value.  Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs.  The Company has not determined what impact, if any, the adoption of SFAS 133 will have on its financial position or results of operations.

        n.      Net Income (Loss) Per Share  -  Net income (loss) per share is based on the weighted average number of common shares outstanding during each year after restating prior years as though the 20 for 1 stock split-up in 1998 (Note 8) had occurred at the beginning of the earliest year presented.  The weighted average number of shares outstanding was 1,099,487 in 1999 and
                1998, and 1,110,459 in 1997.

        o.      Reclassifications  -  Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 method of presentation.

2. AVAILABLE FOR SALE SECURITIES

The amortized cost and related approximate fair value of available for sale securities were as follows:
                                             Amortized        Unrealized          Unrealized                   Fair
                                               Cost             Gains               Losses                    Value
1999
U. S. Treasury and government
  corporations and agencies           $       6,435,636     $    21,255        $    380,327            $    6,076,564
States and political subdivisions             3,314,518          57,117              41,249                 3,330,386
Public utility bonds                          1,012,618                              86,108                   926,510
Industrial and miscellaneous                  9,041,417          36,871             455,845                 8,622,443
Mortgage-backed securities                   13,689,425          78,960             377,180                13,391,205
                                             ----------          ------             -------                ----------

                                      $      33,493,614     $   194,203        $  1,340,709             $  32,347,108
                                      =================     ===========        ============             =============

1998
U. S. Treasury and government
  corporations and agencies           $       5,595,670     $   287,911                                 $   5,883,581
States and political subdivisions             3,317,554         258,902                                     3,576,456
Public utility bonds                            703,954           9,262        $      1,295                   711,921
Industrial and miscellaneous                  8,225,027         219,876              20,106                 8,424,797
Mortgage-backed securities                   16,795,957         408,620              20,741                17,183,836
                                             ----------         -------              ------                ----------

                                          $  34,638,162     $ 1,184,571        $     42,142             $  35,780,591
                                          =============     ===========        ============             =============
Net realized gains (losses) are summarized as follows:
                                                            1999                              1998                      1997

Investment security sales                           $      36,437                      $      91,039            $      7,393
Real estate acquired in satisfaction of debt              (82,241)                           (25,232)                (31,511)
                                                          -------                            -------                 -------

  Net realized gain (loss)                          $     (45,804)                     $      65,807            $    (24,118)
                                                    =============                      =============            ============
The following is an analysis of the amortized cost and fair value of available for sale securities at December 31, 1999 by contractual maturity:
                                                                Amortized                   Fair
                                                                   Cost                     Value

Due in one to five years                                  $     2,950,266            $     2,893,137
Due in five to ten years                                        3,028,552                  2,965,312
Due after ten years                                            13,825,371                 13,097,454
                                                               ----------                 ----------
                                                               19,804,189                 18,955,903
Mortgage-backed securities                                     13,689,425                 13,391,205
                                                               ----------                 ----------
                                                           $   33,493,614             $   32,347,108
                                                           ==============             ==============
Actual maturities may differ from contractual maturities because of the borrower's right to call or prepay obligations.

     The components of net investment income were as follows:

                                                        1999                                1998                      1997

Fixed maturities                                  $ 2,364,882                         $  2,496,808            $    2,485,844
Mortgage loans                                         54,767                               76,047                    90,686
Investment real estate                                160,380                              168,740                   168,108
Policy loans                                           73,225                               72,816                    78,640
Short-term investments                                 15,835                               26,453                    20,015
Real estate acquired in satisfaction of debt           18,851                               19,244                    17,102
                                                       ------                               ------                    ------
           Total investment income                  2,687,940                            2,860,108                 2,860,395
Investment expenses                                   260,251                              336,233                   323,721
                                                      -------                              -------                   -------

Net investment income                             $ 2,427,689                         $  2,523,875            $    2,536,674
                                                  ===========                         ============            ==============

     Securities with an approximate carrying value of $2,704,000 in 1999 and $2,679,000 in 1998 were pledged to the respective states in which the Company transacts business for the security and benefit of policyholders. At December 31, 1999, assets on deposit met minimum statutory requirements.

3. INVESTMENT REAL ESTATE AND PROPERTY AND EQUIPMENT

     Investment real estate and property and equipment were as follows:

                                            Investment Real Estate                            Property and Equipment
                               ---------------------------------------------      ---------------------------------------------
                                         1999                     1998                  1999                       1998

Land                             $     170,000             $     170,000        $       322,477            $       322,477
Buildings and improvements           1,057,399                 1,057,399              1,341,532                  1,312,752
Furniture and equipment                                                               2,845,764                  2,820,244
                                     ---------                 ---------              ---------                  ---------
                                     1,227,399                 1,227,399              4,509,773                  4,455,473
Less accumulated depreciation         (607,382)                 (553,541)            (2,470,826)                (2,132,762)
                                      --------                  --------             ----------                 ----------

                                 $     620,017             $     673,858        $     2,038,947            $     2,322,711
                                 =============             =============        ===============            ===============

4. PARTICIPATING POLICIES

     APL had in force approximately $2,420,000 in 1999 and $2,534,000 in 1998 in face amount of annual dividend participating policies. Dividends on such policies are based on mortality, interest and expense experience, and are payable only upon declaration by the Board of Directors. All amounts allocable to policyholders have been accrued and none of APL’s retained earnings was allocable to participating policies.

5. REINSURANCE

The maximum amount of risk that APL retains on any one life is $50,000 of life insurance and waiver of premium benefits (all accidental death benefits are reinsured), depending on age and classification of risk.

The reserves for life and accident and health policies were stated after deduction for reinsurance with other companies. A contingent liability exists with respect to such reinsurance, which could become a liability of APL in the event that such reinsurance companies are unable to meet their obligation under the existing reinsurance agreements. The reinsured portion of life reserves deducted in developing the net liability was approximately $31,000 in 1999 and $30,000 in 1998, relating to insurance in force of $17,840,000 in 1999 and $6,248,000 in 1998. The reinsurance portion of accident and health reserves deducted in developing the net liability was approximately $21,000 in 1999 and $24,000 in 1998.

6. POLICY CLAIMS

     Activity in the liability for unpaid policy claims is summarized as follows:

                                                   1999                                1998

Balance at January 1                     $     1,145,909                        $     1,086,795
  Less reinsurance recoverable                     8,436                                 12,703
                                                   -----                                 ------
Net balance at January 1                       1,137,473                              1,074,092
                       -                       ---------                              ---------

Incurred related to:
  Current year                                18,253,928                             17,794,652
  Prior years                                  5,115,227                              3,689,286
                                               ---------                              ---------
Total incurred                                23,369,155                             21,483,938
                                              ----------                             ----------

Paid related to:
  Current year                                17,548,359                             17,122,689
  Prior years                                  5,624,853                              4,297,868
                                               ---------                              ---------
Total paid                                    23,173,212                             21,420,557
                                              ----------                             ----------

Net balance at December 31                     1,333,416                              1,137,473
  Plus reinsurance recoverable                         0                                  8,436
                                              ----------                                  -----

Balance at December 31                   $     1,333,416                        $     1,145,909
                                         ===============                        ===============
     The liability for unpaid policy claims is composed of claims incurred but not reported and claims reported and in course of settlement. The accident and health policy reserve includes a claim reserve of $4,499,000 in 1999 and
     $4,057,000 in 1998 which represents the present value of future claims.

7. INCOME TAXES

     The components of the income tax provision (benefit) were as follows:

                                                         1999                               1998                      1997

Current provision                               $          -                       $        36,597          $          9,245
Deferred provision (benefit)                            64,941                              91,630                  (155,616)
                                                        ------                              ------                  --------

           Income tax provision (benefit)       $       64,941                      $      128,227           $      (146,371)
                                                ==============                      ==============           ===============

     Refundable income taxes of $63,000 (1999 and 1998) are included in other assets.

     The tax effects of significant items comprising the net deferred tax asset are as follows:

                                                                            1999                               1998

Deferred tax liabilities:
  Unrealized gain on available for sale securities                 $            -                      $      (388,426)
  Deferred policy acquisition costs                                    (1,393,449)                          (1,512,919)
           Total deferred tax liabilities                              (1,393,449)                          (1,901,345)

Deferred tax assets:
  Unrealized loss on available for sale securities                        389,812
  Unrealized loss on real estate acquired
    in satisfaction of debt                                                32,250                               45,502
  Future policy benefit liabilities                                     2,025,522                            2,080,042
  Operating loss carryforward                                             865,167
  Capital loss carryforward                                               183,470                              183,252
  Alternative minimum tax credits                                          87,158                              287,158
  Other                                                                    48,938                               55,718
           Total deferred tax assets                                    3,832,317                            2,651,672

Valuation allowance                                                    (2,019,302)                            (494,703)

Net deferred tax asset                                             $      419,566                      $       255,624

            The valuation allowance increased approximately $1,525,000 in 1999 and decreased approximately $123,000 in 1998.  The deferred provision in 1999 includes approximately
            $90,000 of expense relating to an increase in the beginning of year balance in the valuation allowance held for capital losses because of the change in market value of the investment portfolio.  Management is of the opinion that the Company will remain in the alternative minimum tax posture for the foreseeable future, and thus a valuation allowance is held for all operating loss and alternative minimum tax credits and the benefit from other temporary differences has been reduced, through the valuation allowance, to the 20% alternative minimum tax rate.

            At December 31, 1999, APL had accumulated untaxed policyholders' surplus of
            approximately $1,923,000.   APL is not required to pay tax on the balance in the surplus account unless distributions to stockholders exceed accumulated taxed earnings.

            The income tax provision (benefit) differed from the statutory federal income tax rate of
            35% for the following reasons:

                                                           1999                              1998                       1997

Federal income tax (benefit) at statutory rates    $    (936,245)                     $     367,500            $     (311,158)
Small life insurance company deduction                                                      (95,496)
Utilization of operating loss carryforward                                                  (35,262)
Valuation allowance on deferred tax assets              1,003,455                           (86,246)                  152,885
Other                                                      (2,269)                          (22,269)                   11,902

Income tax provision (benefit)                     $       64,941                     $      128,227          $     (146,371)

At December 31, 1999, the Company has a net operating loss carryover of approximately $2,545,000 that will expire in 2019; a capital loss carryforward of approximately $540,000, of which approximately $225,000 will expire in year 2000, $127,000 in year 2001, $103, 000 in year 2002 and $85,000 will expire in year 2004; and an alternative minimum tax credit carryover, available indefinitely, of approximately $287,000.

8. STOCKHOLDERS' EQUITY

            The Company's ability to pay dividends is limited by the amount of dividends its receives from APL.  Payment of dividends by APL is restricted by law to available net surplus computed on a statutory basis.  In addition, without the prior approval of the Mississippi
            Commissioner of Insurance, the size of any dividend by APL during any one year is limited to the lesser of (i)  10% of surplus; or (ii)  net gain from operations for the past three years, less dividends paid in the past two years.  At December 31, 1999, there were no dividends available for payment without prior approval of the Commissioner of Insurance.

            Pursuant to the laws and regulations of the State of Mississippi, APL is required to maintain minimum statutory capital of $400,000 and additional minimum statutory surplus of
            $600,000.  Other states have similar restrictions for licensing purposes, the largest being a minimum capital requirement of $2,000,000 in the State of Georgia.

            In February 1998 the Board of Directors approved a 20 for 1 stock split-up effected in the form of a stock dividend of the Company's common stock.  The split did not change the value of common stock or paid-in capital and is reflected in the accompanying financial statements as though the split had occurred at the beginning of the earliest year presented.

            The Company repurchased 12,012 shares of its common stock in 1998 from a former officer and director and other directors of the Company at $15.95 per share.

            The National Association of Insurance Commissioners measures the adequacy of a company;s capital by its risk-based capital ratio (the ratio of its total capital, as defined, to its risk-based capital).  These requirements provide a measurement of minimum capital appropriate for an insurance company to support its overall business operations based upon its size and risk profile which considers (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk.  An insurance company's risk-based capital is calculated by applying a defined factor to various statutory based assets, premiums and reserve items, wherein the factor is higher for items with greater underlying risk.

            The NAIC has provided levels of progressively increasing regulatory action for remedies when an insurance company's risk-based capital ratio falls below a ratio of 1:1.  As of
            December 31, 1999, APL was in compliance with these minimum capital requirements as follows:

Total adjusted capital                                                   $     6,323,174
Authorized control level risk-based capital                                    1,822,520
Ratio of adjusted capital to risk-based capital                                   3.47:1

9. STATUTORY FINANCIAL INFORMATION

            Generally accepted accounting principles differ in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory basis).  A reconciliation between consolidated net income (loss) and stockholders' equity as reported under generally accepted accounting principles (GAAP basis) and statutory net income and stockholders' equity of
            APL follows:

                                            1999                                  1998                                   1997
                             ---------------------------------------------     ----------------------------------  ---------------
                                            Net            Stockholders'           Net           Stockholders'           Net
                                            Loss              Equity             Income             Equity               Loss

GAAP basis                     $        (2,797,706)        $   11,689,441    $     921,772     $    16,551,231    $     (742,651)

Adjustments to:
  Policy reserves                         (432,343)             3,804,307       (1,081,801)          4,236,650        (1,062,502)
  Non-admitted assets                                            (932,500)                          (1,455,322)
  Deferred acquisition costs               337,437             (8,948,562)         512,295          (9,285,999)        1,519,196
  Deferred income taxes                     64,941               (419,566)          91,630            (255,624)         (155,616)
  Unrealized gain on
    invested securities                                         1,146,506                           (1,142,429)
  Other                                     55,940                (93,324)         (45,408)             57,296           (40,551)

Statutory basis                $        (2,771,731)       $     6,246,302    $     398,488    $      8,705,803    $     (482,124)

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

            The estimated fair value amounts of certain financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.
            However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.

            The estimated fair values are significantly affected by assumptions used, principally the timing of future cash flows, the discount rate, judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument.  Potential tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.  The aggregate fair value amounts presented are not intended to represent the underlying aggregate fair value of the Company.

            The methods and assumptions used to estimate fair value are as follows:

                       o      Fair value for securities is determined from quoted market prices, where available.  For securities not actively traded, fair value is estimated using quoted market prices for similar securities.

                       o      Fair value for mortgage loans is estimated by discounting cash flows and using current interest rates on similar real estate loans considering credit ratings and the remaining terms to maturity.  Fair value approximates the carrying market.

                       o      Fair value for short-term investments, receivables, unearned premiums, accounts payable and accrued investment income approximates the carrying amount as the assets are readily redeemable and the liabilities are short-term in nature.  Fair value for guaranteed interest and supplementary contract liabilities also approximates the carrying amount since those contracts are carried at redemption values and there are no applicable surrender or mortality charges.

                       o      Policy loans have no stated maturity dates and are an integral part of the related insurance contract.  Accordingly, it is not practicable to estimate a fair value.

                       o      Fair value for future policy benefits and unpaid claims approximates the carrying amount as all insurance liabilities have been discounted to estimated present value using generally accepted actuarial assumptions for the insurance industry.

        The estimated fair value of the Company's financial instruments for which it is practicable to estimate that value, is as follows:

                                           1999                                                1998
                     -----------------------------------------------------  -----------------------------------------------------
                          Carrying                Fair                       Carrying                    Fair
                           Amount                 Value                       Amount                     Value

Securities             $  32,347,108        $  32,347,108               $  35,780,591              $  35,780,591
Mortgage loans               621,201              621,201                     683,649                    660,000

11. COMMITMENTS AND CONTINGENCIES

            APL is required to participate in certain guaranty funds and involuntary pools of insurance and is therefore exposed to undeterminable future assessments resulting from the insolvency of other insurers.

            APL leases various land, buildings and operating equipment under monthly lease arrangements.  Expenses incurred under all operating leases approximated $198,000 (1999),
            $159,000 (1998) and $185,000  (1997).  The Company also receives rent payments under an operating lease relative to investment real estate held.  Future minimum lease commitments and receipts for non-cancelable operating leases are as follows:

                                                 Lessee                  Lessor
                                               Commitments               Receipts

2000                                      $     166,000             $     156,000
2001                                             54,000                    52,000
2002                                             54,000
2003                                             38,000

                                          $     312,000             $     208,000

APL is a defendant in three separate court actions in Mississippi, Louisiana and Alabama, all of which allege breach of contract relating primarily to unpaid agent renewal commissions. Damages sought, not including punitive damages, are unspecified in one case and aggregate approximately $5,800,000 in the other two cases. APL has denied the charges, is vigorously defending the actions and believes that it will prevail. The Company, based upon the advice of legal counsel, believes it is unlikely that these claims will have a material adverse effect on the financial condition or results of operations of the Company. APL is also involved in other litigation matters incurred in the normal course of business. Management of the Company, based upon the advice of legal counsel, is of the opinion that the Company's ultimate liability, if any, which may result from the litigation, will not have a material adverse effect on the financial condition or results of operations of the Company. APL is subject to periodic financial and market conduct examinations. APL is currently under examination for the three-year period ended December 31, 1998. Although the examination is not complete, management has had informed discussions with the examiners and has concluded that the impact of any proposed adjustments should not be material to the 1999 financial statements. The Company has retained Legg Mason Wood Walker, Incorporated to assist it in the search for a potential acquiror and has subsequently entered into negotiations with American Fidelity Corporation to sell the stock of the Company. * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants within the two (2) year period ended December 31, 1999.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company, including their positions with the Company, their ages and their principal occupations for the last five (5) years are as set forth below. All director's terms will expire at the next annual meeting of the shareholders of the Company and all executive officer's terms will expire at the next annual meeting of the board of directors of the Company.

Directors

      Warren I. Hammett. Age 73. Mr. Hammett has been involved in the operation and ownership of family farming operations for more than five years. He has served as a director of American Public Life Insurance Company ("American Public Life"), the Company's subsidiary, since 1979 and of the Company since November 1996.

      F. Harrell Josey, D.V.M. Age 75. Dr. Josey has been a veterinarian and the director of Josey Animal Medical Center, Inc. for more than five years. He has served as a director of American Public Life since 1974 and of the Company since November 1996.

      Frank K. Junkin, Jr. Age 49. Mr. Junkin has been Senior Vice President, Marketing of American Public Life for more than five years. He has served as a director of American Public Life since 1987 and of the Company since November 1996.

      David A. New, Sr. Age 72. Mr. New has been Chairman and Director of David New Operating Company, David New Oil Company and David New Drilling Company for more than five years. These companies are engaged in oil and gas drilling and exploration. David A. New, Sr. is the father of David A. New, Jr. He has served as director of American Public Life since 1979 and Chairman of the Board for more than five years and as Chairman of the Board of the Company since November 1996.

      David A. New, Jr. Age 43. Mr. New has been Director and President of David New Operating Company, David New Oil Company and David New Drilling Company and Director of W.T. Drilling Company for more than five years. These companies are engaged in oil and gas drilling and exploration. David A. New, Jr. is the son of David A. New, Sr. He has served as a director of American Public Life since 1983 and of the Company since November 1996.

      Jerry C. Stovall. Age 63. Mr. Stovall was elected President and Chief Executive Officer of the Company and American Public Life effective September 2, 1997. Mr. Stovall was Executive Vice President of American Public Life from October, 1996 through August, 1997. Until May, 1995, when he retired, Mr. Stovall was President of Lamar Life Insurance Company.

      Paul H. Watson, Jr. Age 61. Mr. Watson has been President of Farmers Tractor Company, Inc., a farm equipment dealer, for more than five years. Mr. Watson serves as Director of Trustmark Corp., Jackson, Mississippi. He has served as a director of American Public Life since 1979 and of the Company since November 1996. Mr. Watson serves as Vice Chairman of the Board of Directors of American Public Life.

Non-Director Executive Officers

      Dianne D. Aycock. Age 39. Ms. Aycock is Vice President-Claims of American Public Life, a position she has held since April 1, 1997. From January 1, 1995 to April 1, 1997, she was Vice President-Administration. From March 1, 1994 to January 1, 1995, she was a Director of Administration. Prior to March 1, 1994, she was Manager of Policy Owner Services.

      Chippy V. Barton. Age 59. Mr. Barton is Vice President-Underwriting/New Business, a position he has held since July 1998. Prior to July 1998, he was employed as a Vice President of New Business Administration with Southern Farm Bureau Life Insurance Company.

      Joseph C. Hartley, Jr. Age 58. Mr. Hartley is Senior Vice President, Counsel and Secretary of American Public Life, and Secretary of the Company. He has been employed in a senior position with American Public Life since December, 1993. Prior to December, 1993, Mr. Hartley was employed as an attorney with David New Oil Company.

      Alison James, Jr. Age 54. Mr. James is a Vice President and Agency Director of American Public Life, a position he has held for more than five (5) years.

      Richard K. Mills. Age 57. Mr. Mills is Vice President-Sales of American Public Life, a position he has held since January, 1997. He was employed by American Public Life in January, 1994, and prior to that time was self-employed in the insurance business.

      Lawrence Powers. Age 46. Mr. Powers is Executive Vice President and Chief Operating Officer of American Public Life Insurance Company. He has been employed in a senior position at American Public Life Insurance Company since September 1998. Prior to September 1998, Mr. Powers was a Division Vice President of Owens & Minor, Inc.

     Sharon D. Starnes. Age 36. Ms. Starnes is Vice President-Customer Service of American Public Life, a position she has held since February 1, 1997. From August 15, 1996 to February 1, 1997, she was a Senior Manager-Accounting with American Public Life and prior to that time she was a Manager-Accounting with American Public Life.

      William F. Weems. Age 43. Mr. Weems is Vice President-Financial of American Public Life and Treasurer of the Company. Mr. Weems has been employed by American Public Life in a senior position since November, 1993. Prior to November, 1993, he was employed as an accountant with The Andrew Jackson Life Insurance Company.

Board Meetings and Committees

      The Company had two (2) Board meeting(s) in 1999. No director attended less than seventy- five percent (75%) of the Board meetings held in 1999. The Board of Directors of the Company does not have an audit, compensation or nominating committee.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent (10%) of Company Common Stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Reporting Persons are required by Securities and Exchange Commission Regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999 all Section 16(a) filing requirements applicable to the Company's Reporting Persons were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

      The following table sets forth the totalcompensation paid by the Company for the last fiscal year to each person who served as CEO of the Company and the executive officers, other than Mr. Stovall, who had total compensation in excess of $100,000 in 1999.

                                                                  SUMMARY COMPENSATION TABLE

                                                                                                        Long-Term
                                                           Annual Compensation                         Compensation
                                                                                                 Awards           Payouts
                                                                                                                             All
                                                                                          Restricted Securities             Other
                                                                            Other Annual   Stock     Underlying   LTIP      Compen-
       Name & Principal Position    Year   Salary ($)(1)   Bonus ($)  Compensation($) Award(s)($)Options(#) Payouts($) sation($)

Jerry C. Stovall .....................  1999     $162,750(1)         75       0             0           0          0            0
    President and Chief Executive       1998      147,500(1)     28,359       0             0           0          0            0
    Officer of the Company and          1997      103,325(1)          0       0             0           0          0            0
    American Public Life                1996       20,000(2)          0       0             0           0          0            0
    Insurance Company

Frank Junkin, Jr. ....................  1999     $123,276(1)         75       0             0           0          0            0
    Vice Chairman and Secretary         1998      101,461(1)     30,656       0             0           0          0            0
    of American Public Life             1997       79,203(1)          0       0             0           0          0            0
    Insurance Company                   1996       78,788(1)          0       0             0           0          0            0

Lawrence Powers. .....................  1999     $119,895            75       0             0           0          0            0
    Executive Vice President and        1998       33,014(3)          0       0             0           0          0            0
    Chief Operating Officer of
    American Public life Insurance
    Company

(1)   Includes directors' fees.
(2)   Mr. Stovall joined the Company on October 1, 1996.
(3)   Mr. Powers joined the Company in September, 1998.

      The Company has agreed to pay Mr. Stovall at least $135,000 a year in salary, plus an automobile allowance of $500 per month and standard benefits until March 1, 2002, if Mr. Stovall is asked to resign or is terminated.

Director Compensation

      All directors of American Public Life received $1,500.00 for each monthly meeting attended in 1999. No additional compensation is paid for attendance at the Company's Board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership of Directors and Officers

      The following table sets forth information as of March 20, 2000, as to the number of shares of Company Common Stock beneficially owned by each of the nominees for director, including the Company's CEO, and by the Company's directors and executive officers as a group.

                                                                              Amount and
                                                                               Nature of                      Percentage of
                                                                              Beneficial                       Outstanding
Name                                                                           Ownership                       Common Stock
Warren I. Hammett                                                                30,009                           2.73%
F. Harrell Josey, D.V.M.                                                         24,423                           2.22%
Frank K. Junkin, Jr.                                                             29,862                           2.72%

David A. New, Sr.                                                                619,983(1)                     56.40%
David A. New, Jr.                                                                364,833(1)(2)                  33.19%
Jerry C. Stovall                                                                       0                         0.00%
Paul H. Watson, Jr.                                                               20,376                         1.85%

15 Directors and Executive
Officers as a Group
                                                                                 760,920                        69.22%

Stock Ownership of Principal Stockholder

      The following table sets forth information as to persons beneficially owning more than five percent (5%) of the Company's Common Stock.

                                                                                   Amount and
                                                                                    Nature of                   Percentage of
                                                                                   Beneficial                     Outstanding
Name                                                                                Ownership                    Common Stock
New Family and                                                                  656,040(3)(4)                          59.68%
Affiliated Interests
P. O. Box 1487
Natchez, MS 39121

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Not applicable

--------
   (1) Mr. New, Sr. and Mr. New, Jr. share voting and investment power with  respect to 29,400 shares held by David New Operating
       Company and 299,376 shares held by David New Drilling Company.  Mr. New, Sr. and his spouse share voting and investment power with respect to 291,207 shares held by New Partners, L.P.
   (2) Mr. New, Jr. owns 36,057 shares directly.
   (3) Mr. New, Sr. and Mr. New, Jr. share voting and investment power with  respect to 29,400 shares held by David New
       Operating Company and 299,376 shares held by David New Drilling Company.  Mr. New, Sr. and his spouse share voting and investment power with respect to 291,207 shares held by New Partners, L.P.
   (4) Mr. New, Jr. owns 36,057 shares directly.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

INDEPENDENT AUDITORS' REPORT ON SCHEDULES

We have audited the consolidated financial statements of American Public Holdings, Inc. as of
December 31, 1999 and 1998, and for each of the three years in the period ended December 31,
1999, and have issued our report thereon dated March 10, 2000; such report is included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules of American Public
Holdings, Inc., listed in Item 14.  These financial statement schedules are the responsibility of the
Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Jackson, Mississippi
March 10, 2000

Article 7. Schedule II - Condensed Financial Information of Registrant

CONDENSED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

                                                                                        1999                       1998

ASSETS:
  Cash                                                                      $            13,788             $       21,139
  Investment in American Public Life Insurance Company                               11,679,991                 16,749,553

           Total assets                                                      $       11,693,779             $   16,770,692

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Due to American Public Life Insurance Company                                                             $      213,651
  Dividends payable                                                      $                4,338                      5,810
                                                                                          4,338                    219,461

STOCKHOLDERS' EQUITY                                                                 11,689,441                 16,551,231

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $       11,693,779             $   16,770,692

CONDENSED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
----------------------------------------------------------------------------------------------------------------------------- ---------------------------------------------------------------

                                                        1999                          1998                         1997

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARY         $    (2,791,478)          $         934,510             $       (714,299)

COSTS AND EXPENSES -
  Professional and administrative fees                    6,228                      12,738                       28,352

NET INCOME (LOSS)                               $    (2,797,706)          $         921,772             $       (742,651)

Article 7. Schedule II - Condensed Financial
Information of Registrant (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                    1999                    1998                       1997

OPERATING ACTIVITIES:
  Net income (loss)                                       $     (2,797,706)            $    921,772               $  (742,651)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Equity in (earnings) loss of subsidiary                    2,791,478                 (934,510)                  714,299
      Dividends received from American Public Life
        Insurance Company                                          217,635                   10,347                   415,000
      Increase (decrease) in liabilities                          (215,123)                 181,984                  (136,417)
           Net cash provided by (used in)
             operating activities                                   (3,716)                 179,593                   250,231

FINANCING ACTIVITIES:
  Dividends paid                                                    (3,635)                  (3,444)                 (238,746)
  Treasury stock acquired and retired                                                      (191,620)
  Common stock issued                                                                                                  25,125

           Net cash used in financing activities                    (3,635)                (195,064)                 (252,613)

INCREASE (DECREASE) IN CASH                                         (7,351)                 (15,471)                   36,610

CASH, BEGINNING OF YEAR                                             21,139                   36,610

CASH, END OF YEAR                                         $         13,788           $       21,139              $     36,610

Article 7.  Schedule V - Valuation and Qualifying Accounts

         Col. A.                            Col. B                Col. C                              Col. D               Col. E
Description                                Balance at            Additions                          Deductions --        Balance at
                                           Beginning                                                                       End of
                                           of Period                (1)               (2)                                  Period
                                                                  Charged           Charged
                                                                  to Costs          to Other
                                                                     and           Accounts --
                                                                  Expenses          Describe
1999
Allowance for real estate
  acquired in satisfaction of
  debt                              $       133,828                                                 $     38,974        $   94,854

                                                                                                         (sales)
Allowance for uncollectible
  agent balances                             28,828         $        726                                                    29,554

Valuation allowance for
  deferred tax assets                       494,703              974,847         $    549,752                            2,019,302

                                                                                 (unrealized gain)

                                    $       657,359          $   975,573         $    549,752        $    38,974        $2,143,710

1998

Allowance for real estate
  acquired in satisfaction of
  debt                              $       159,349                                                  $    25,521        $  133,828

                                                                                                         (sales)

Allowance for uncollectible
  agent balances                             41,269                                                       12,441            28,828

                                                                                                      (collections)

Valuation allowance for
  deferred tax assets                       617,281                                                      122,578           494,703

                                                                                                       (recovery)

                                    $       817,899                                                  $   160,540        $4,944,779

A-1.        Exhibits Required by Item 601 of Regulation S-K

            *2          Agreement and Plan of Exchange

            *3(a)       Articles of Incorporation of American Public Holdings, Inc.

            *3(b)       Bylaws of American Public Holdings, Inc.

           **10.1       Form of Bonus Arrangement

            *21         Subsidiaries of Registrant

              27        Financial Data Schedule

            *     These Exhibits were originally filed as exhibits to the  Registrant's Form 10 filed April
                  30, 1999, (File No. 000-22479) and are incorporated herein by reference.

            **    Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1998 and incorporated by reference herein.

B.          Reports on Form 8-K

            None

                                                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            AMERICAN PUBLIC HOLDINGS, INC.

                                                            BY:/s/___________________________________________
                                                                   JERRY C. STOVALL
                                                                   PRESIDENT AND
                                                                   CHIEF EXECUTIVE OFFICER
                                                                   (PRINCIPAL EXECUTIVE OFFICER)

                                                            By: /s/__________________________________________
                                                                   WILLIAM F. WEEMS
                                                                   VICE PRESIDENT  FINANCIAL
                                                                   (PRINCIPAL FINANCIAL OFFICER AND
                                                                   PRINCIPAL ACCOUNTING OFFICER)

                                                            DATE: March 29, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:    March 29, 2000                                                        BY
                                                                                            /S/_____________________________
                                                                                            F. Harrell Josey, D.V.M., Director

DATE:    March 29, 2000                                                        BY:
                                                                                            /S/_____________________________
                                                                                            David A. New, Sr., Director

DATE:    March 29, 2000                                                        BY:
                                                                                            /S/_____________________________
                                                                                            David A. New, Jr., Director

DATE:    March 29, 2000                                                        BY:
                                                                                            /S/_____________________________
                                                                                            Paul H. Watson, Jr., Director

DATE:    March 29, 2000                                                        By:          /S/_____________________________
                                                                                            Jerry C. Stovall, Director