Form 10-Q
period 2000-03-30
AMERICAN PUBLIC HOLDINGS INC
filed 2000-05-15
CIK 1037559

AMERICAN PUBLIC HOLDINGS, INC.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarter ended March 31, 2000              Commission File Number 0-22479

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

          Class                                        Outstanding at March 31, 2000
Common stock (no par value)                                   1,099,287 shares

                                      AMERICAN PUBLIC HOLDINGS, INC.

                                      Unaudited Quarterly Financial Statements

                                                                                                         Page

                                      Consolidated Balance Sheets                                          1
                                           March 31, 2000 and December 31, 1999

                                      Consolidated Statements of Operations                                2
                                           Three Months Ended March 31, 2000 and 1999

                                      Changes in Stockholders' Equity                                      3
                                           Twelve Months Ended December 31, 1999
                                           Three Months Ended March 31, 2000

                                      Consolidated Statements of Cash Flows                                4
                                           Three Months Ended March 31, 2000 and 1999

                                      Notes To Consolidated Financial Statements                           5

American Public Holdings, Inc.
Consolidated Balance Sheets
As of March 31, 2000 (Unaudited) and December 31, 1999

                                                                                         2000                     1999
ASSETS

Investments:
          Available for sale securities, at fair value: amortized cost of
             approximately $34,005,000 (2000) and $33,494,000 (1999)           $        32,993,885     $          32,347,108
          Mortgage loans                                                                   608,258                   621,201
          Investment real estate -  net                                                    606,556                   620,017
          Policy loans                                                                   1,285,846                 1,370,692
                                                                                 ------------------      --------------------

                            Total investments                                           35,494,545                34,959,018

OTHER ASSETS:
          Cash and cash equivalents                                                        479,069                   642,565
          Accrued investment income                                                        440,910                   581,664
          Accounts and notes receivable net of allowance for
            uncollectible accounts of $21,000 (2000) and $29,000 (1999)                    801,833                   563,842
          Deferred policy acquisition costs                                              8,594,476                 8,948,562
          Property and equipment - net                                                   2,003,426                 2,038,947
          Real estate acquired in satisfaction of debt                                     240,223                   276,935
          Deferred income tax asset                                                        453,077                   419,566
          Other                                                                             -                         63,314
                                                                                 ------------------      --------------------

TOTAL ASSETS                                                                   $        48,507,559 $              48,494,413
                                                                                 ==================      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
          Future policy benefits                                               $        32,496,766     $          33,129,469
          Unpaid claims                                                                  1,559,059                 1,333,416
          Unearned premiums                                                                802,170                   676,723
          Policyholders' dividend accumulations                                            413,915                   420,587
          Accounts payable and other liabilities                                         1,054,281                 1,244,777
                                                                                 ------------------      --------------------

               Total liabilities                                                        36,326,191                36,804,972

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred stock, $1 par value, authorized 25,000,000 shares                         -                        -
          Common stock, no stated value, authorized 50,000,000
            shares, issued and outstanding 1,099,287                                        52,347                    52,347
          Additional paid-in capital                                                     2,257,800                 2,257,800
          Accumultated other comprehensive income (loss) -
             Unrealized gain (loss) on available for sale securities, net of            (1,011,086)               (1,146,506)
          Retained earnings                                                             10,882,307                10,525,800
                                                                                 ------------------      --------------------

               Total stockholders' equity                                               12,181,368                11,689,441
                                                                                 ------------------      --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $        48,507,559     $          48,494,413
                                                                                 ==================      ====================

See notes to consolidated financial statements.

American Public Holdings, Inc.
Consolidated Statements of Operations - GAAP Basis - Unaudited
For Three Months Ended March 31, 2000 and 1999                                        Three Months Ended March 31
                                                                                       2000                        1999
REVENUE:
                  Premiums                                               $              7,613,746    $               7,331,720
                  Net investment income                                                   608,042                      651,812
                  Realized investment gains (losses)                                      (13,878)                     (13,923)
                  Other Income                                                              1,972                        4,216
                                                                           -----------------------     ------------------------

                                                                                        8,209,882                    7,973,825

BENEFITS AND EXPENSES:
                  Benefits, claims, losses and settlement expenses                      4,855,032                    5,473,681
                  Commissions expense                                                     621,743                      592,505
                  Salaries and benefits                                                   677,025                      665,428
                  Amortization of deferred policy acquisition costs                       830,238                      833,553
                  Insurance taxes, licenses and fees                                      350,339                      263,507
                  Other operating expenses                                                448,765                      331,394
                                                                           -----------------------     ------------------------

                                                                                        7,783,142                    8,160,068
                                                                           -----------------------     ------------------------

INCOME (LOSS) BEFORE INCOME TAX
        PROVISION (BENEFIT)                                                               426,740                     (186,243)

INCOME TAX PROVISION (BENEFIT)                                                             70,233                      (29,513)
                                                                           -----------------------     ------------------------

NET INCOME (LOSS)                                                                         356,507                     (156,730)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
                  Increase (decrease) in unrealized gain on
                        investment securities                                             124,318                     (490,216)
                  Reclassification of  losses included
                        in net income                                                      11,102                       11,138
                                                                           -----------------------     ------------------------

COMPREHENSIVE INCOME (LOSS)                                              $                491,927    $                (635,808)
                                                                           =======================     ========================

NET INCOME (LOSS) PER SHARE                                              $                   0.32    $                   (0.14)
                                                                           =======================     ========================

See notes to consolidated financial statements.

American Public Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity - GAAP Basis - Unaudited
For Periods Indicated

                                                                                       Accumulated
                                                 Common Stock           Additional     Other Comp-                         Total
                                        ---------------------------      Paid-in        rehensive       Retained      Stockholders'
                                           Shares        Amount          Capital      Income (Loss)     Earnings         Equity
                                           ------        ------          -------      -------------     --------         ------
BALANCE, January 1, 1999                 1,099,287     $ 52,347       $ 2,257,800    $   913,943    $   13,327,141    $ 16,551,231

Change in net unrealized gain(loss)                                                   (2,060,449)                       (2,060,449)

Fractional share dividends paid                                                                             (3,635)         (3,635)

Net income                                                                                              (2,797,706)     (2,797,706)
                                                                                                                                 0
                                     ---------------------------  -------------------------------  -----------------  -------------

BALANCE, DECEMBER 31, 1999               1,099,287       52,347         2,257,800     (1,146,506)       10,525,800      11,689,441

Change in net unrealized gain(loss)                                                      135,420                           135,420

Net income (loss)                                                                                          356,507         356,507
                                                                                                                                 0
                                     --------------  -----------  ---------------- --------------  ------------------  ------------

BALANCE, MARCH 21, 2000                  1,099,287     $ 52,347       $ 2,257,800    $(1,011,086)   $   10,882,307    $ 12,181,368
                                     ==============  ===========  ================ ==============  ================== =============

See notes to consolidated financial statements.

American Public Holdings, Inc.
Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2000 and March 31, 1999

                                                                                        March                          March
                                                                                         2000                           1999
                                                                                         ----                           ----
OPERATING ACTIVITIES:
      Net income (loss)                                                  $                356,507      $              (156,730)
      Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
           Realized loss of sale of assets                                                 13,878                        13,923
           Depreciation and other amortization                                             95,099                        99,140
           Amortization of deferred policy acquisition costs                              830,238                       833,553
           Deferred income tax expense                                                    (33,511)                      (50,761)
           Increase  in receivables                                                       (97,237)                       (7,825)
           Decrease in other assets                                                        63,314                        29,287
           Policy acquisition costs deferred                                             (476,152)                     (584,411)
           Decrease  in liability for future policy benefits                             (632,703)                     (286,681)
           Increase in other liabilities                                                  153,922                        55,433
                                                                           -----------------------        ----------------------

                  Net cash (used) provided  by operating activities                       273,355                       (55,072)

INVESTING ACTIVITIES:
      Proceeds from sale of real estate                                                    22,835                        24,256
      Purchase of fixed maturity and short-term investments                           (15,057,703)                  (13,212,289)
      Mortgage and policy loan repayments                                                  97,789                        14,899
      Proceeds from maturities and calls of fixed-maturity
        and short-term investments                                                     14,546,345                    14,367,688
      Property and equipment purchased                                                    (46,117)                      (44,289)
                                                                           -----------------------        ----------------------

                  Net cash (used) provided in investing activities                       (436,851)                    1,150,265

FINANCING ACTIVITIES:
      Dividends paid to shareholders                                                            0                           (24)
                                                                           -----------------------        ----------------------
                  Net cash used in financing activities                                         0                           (24)

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                                   (163,496)                    1,095,169

CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                                                              642,565                       767,080
                                                                           -----------------------        ----------------------

CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                                   $                479,069       $             1,862,249
                                                                           =======================        ======================

SUPPLEMENTAL CASH FLOW INFORMATION:

      Income taxes paid                                                  $                  -           $                -
                                                                           =======================        ======================

See notes to consolidated financial statements.

AMERICAN PUBLIC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2000 AND 1999 (Unaudited)

1.       BASIS OF PRESENTATION
         The consolidated financial statements include those of American Public Holdings, Inc., and its wholly owned subsidiary, American Public Life Insurance Company (APL), and APL's wholly owned subsidiary,
         DentaCare Marketing and Administration, Inc.  All significant inter-company balances and transactions have been eliminated.

         These interim financial statements have been prepared on the basis of accounting principles used in the annual financial statements ended December 31, 1999, and must be read in conjunction with the 1999 statements.  In the opinion of management, the accompanying interim unaudited consolidated financial statements contain all adjustments necessary for a fair statement of consolidated financial position and results of operations of the Company for the interim periods.

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

3.       EARNINGS (LOSS) PER COMMON SHARE
         Earnings (loss) per common share are based on net income (loss) and the weighted average number of shares outstanding during each interim period.  The number of shares used in computing the earnings per share was 1,099,287 for the quarter ended March 31, 2000, and 1999.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

Financial Condition - March 31, 2000 Compared to December 31, 1999

        Total stockholders’ equity increased by $491,927 or 4.21% from $11,689,441 at December 31, 1999, to $12,181,368 at March 31, 2000. This increase was due to a net gain of $356,507 for the first quarter and also from a $135,420 change in the unrealized loss on available for sale securities.

        Total assets increased by $13,146 or .03% at March 31, 2000 compared to December 31, 1999. Securities increased by $646,777 (net of a market value adjustment of $135,420) or 2.00% as the result of reinvestments of cash flow from operations, cash on hand, and principal repayments on other investments. Deferred policy acquisition costs decreased by $354,086 or 3.96% due to fewer writings of new business and a higher volume of policy terminations.

        Total liabilities decreased $478,781 at March 31, 2000 compared to December 31, 1999. Future policy benefits and unpaid claims decreased $407,060 or 1.18% because of the accelerated policy terminations due to implementations of rate increases on unlimited benefit cancer policies. Accounts payable and other liabilities decreased $71,721 as a result of payments accrued at year-end.

Results of Operations- First Quarter 2000 Compared to First Quarter 1999

        The Company experienced a net gain in the first quarter of 2000 of $356,507 compared to net loss of $156,730 in the first quarter of 1999, primarily due to an increase of $282,026 in premium income and a decrease of $618,649 in benefits and claims.

        Revenue increased by 2.96% from $7,973,825 in the first quarter of 1999 to $8,209,882 in the first quarter of 2000. The increase was due to a 3.85% increase in premiums. The increase in premiums is the result of improved efficiency in billing and collection in the first quarter of 2000 as compared to the same quarter for 1999. The Company implemented a major system conversion in the first quarter of 1999 and collections were down due to delays in billing as a result of the conversion.

        Net investment income is less than the prior year because of a smaller investment portfolio in 2000 as compared to the same period in 1999. The decline in the investment portfolio was the result of the reduced funds available for investment throughout 1999 because of high claims.

        Benefits and expenses decreased by $376,926 in the first quarter of 2000 compared to the first quarter of 1999, a 4.6% decrease. This decrease was due to a $618,649 decrease in benefits and claims. Benefits and claims incurred in 2000 decreased over 1999 levels because of lower volumes of reported claims and fewer occurrences of large benefit claims.

        Commissions expense increased because of the increase in collected premium income in the first quarter.

        Amortization of deferred policy acquisition costs (DPAC) remained level with the prior year, as cancer policies continue to terminate due to rate increases at a rate similar to last year.

        Salaries and benefits increased due to rising costs for medical coverage for employees. Other operating expenses have increased due to the printing of additional sales materials related to new products, and also expenses related to the on going negotiations for the sale of the Company.

        Taxes, licenses and fees have increased over the prior year as a result of increased premium tax due to higher premium collections and also costs related to the triennial examination.

Liquidity and Capital Resources

        The Company’s insurance operations provide the primary source of liquidity for the Company. The Company needs liquidity for benefit payments, policy acquisition costs and operating expenses on a recurring basis. The Company is not aware of any other short-term or long-term liquidity needs, although it is possible that additional demands for liquidity will arise in the future.

        The Company’s principal sources of cash to meet its liquidity needs are premiums and investment income. The Company typically generates excess cash flow each year from operations. Should an occasion arise where additional resources are needed, the Company’s investments provide an additional source of liquidity. The Company was required to liquidate various investments in 1999 to meet negative cash flow needs.

        The Company’s ability to pay dividends is limited by the amount of dividends it receives from American Public Life. Payment of dividends by American Public Life is restricted by law to available net surplus computed on a statutory basis. In addition, without the prior approval of the Mississippi Commissioner of Insurance, the size of any dividend by American Public Life during any one year is limited to the lesser of (I) 10% of surplus: or (ii) net gain from operations for the past three years, less dividends paid in the last two years.

        Pursuant to the laws and regulations of the State of Mississippi, American Public Life is required to maintain statutory capital of $400,000 and additional minimum statutory surplus of $600,000. Other states have similar restrictions for licensing, the largest being a minimum capital requirement of $2,000,000 in the State of Georgia.

The National Association of Insurance Commissioners (“NAIC”) measures the adequacy of a company’s capital by its risk-based capital ratio (the ratio of its capital, as defined, to its risk-based capital). These requirements provide a measurement of minimum capital appropriate for an insurance company to support its overall business operations based upon its size profile which considers (I) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risk. American Public Life’s ratio of adjusted capital to risk-based capital is more than three times the minimum ratio of 1:1.

Subsequent Events

        The Company's Board of Directors signed a definitive agreement for the sale of the Company to American Fidelity Corporation on April 25, 2000.

AMERICAN PUBLIC HOLDINGS, INC.

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 27:  Financial data schedule

   (b)  No reports on Form 8-K were filed during the quarter ended March 31, 2000.
A report on Form 8-K was filed on April 27, 2000, disclosing that the Company had entered into an agreement to be acquired by American Fidelity Corporation.

AMERICAN PUBLIC HOLDINGS, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN PUBLIC HOLDINGS, INC.
                                   (Registrant)

DATE:  May 15, 2000                BY:  /s/ Joseph C. Hartley, Jr
                                        ----------------------------------
                                        Joseph C. Hartley, Jr., Secretary

DATE:  May 15, 2000                BY:  /s/ William F. Weems
                                        ----------------------------------
                                        William F. Weems
                                        Chief Accounting Officer